Form 10-Q
period 2010-11-29
Big Time Acquisition, Inc.
filed 2011-01-14
CIK 1499684

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                --------------

                                  Form 10-Q
                                --------------

                x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended November 29, 2010

                o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______to______.

                               Big Time Acquisition, Inc.
                 ----------------------------------------------------
                (Exact Name of registrant as specified in its Charter)

                             Commission file number 000-54159
                             ---------------------------------

                      Delaware                            27-3291226
           ----------------------------       ---------------------------------
         (State or other jurisdiction         (IRS Employer Identification No.)
        of incorporation or organization)

                             780 Reservoir Avenue, #123
                             Cranston,RI 02910
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  Scot Scheer
                               780 Reservoir Avenue, #123
                               Cranston, RI 02910
                               Telephone: (401)641-0405

               ----------------------------------------------------
               (Registrant's telephone number, including area code)




            (Former Name or Former Address if Changed Since Last Report)

            Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes x No o


            Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
            Yes o  No o


            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

            Large Accelerated Filer o  Accelerated Filer o
            Non-Accelerated Filer o    Smaller Reporting Company x


            Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes x No o

            State the number of shares outstanding of each of the issuer's classes of common equity, as of January 14, 2010: 100,000 shares of common stock.





--------------------------------------------------------------------------------




                                   Big Time Acquisition, Inc.

                                          FORM 10-Q

                                        November 29, 2010

                                          INDEX


PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial
        Condition
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4T. Control and Procedures


PART II-- OTHER INFORMATION

Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. (Removed & Reserved)
Item 5. Other Information
Item 6. Exhibits


SIGNATURE



--------------------------------------------------------------------------------




                                   Big Time Acquisition, Inc.
                                  (A DEVELOPMENT STAGE COMPANY)

                                      FINANCIAL STATEMENTS






                                      AS OF November 29,2010






Big Time Acquisition, Inc.
(a development stage company)
Financial Statements Table of Contents



FINANCIAL STATEMENTS                                     Page #

 Balance Sheet                                             F-1

 Statement of Operations and Retained Deficit              F-2

 Statement of Stockholders Equity                          F-3

 Cash Flow Statement                                       F-4

 Notes to the Financial Statements                         F-5-F-9




--------------------------------------------------------------------------------

                        Big Time Acquisition, Inc.
                        (A Development Stage Company)
                               Balance Sheet

                                                     As of                 As of
                                                     November 29           August 31,
                                                     2010                  2010
                                                    ------------          ------------
                                                     (unaudited)
                                   ASSETS

    Current Assets

          Cash                                       $         --         $         --
                                                     ------------         ------------

    Total Current Assets                             $         --         $         --
                                                     ------------         ------------


          TOTAL ASSETS                               $         --         $         --
                                                     ============         ============


                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

    Current Liabilities                              $         --         $         --
                                                     ------------         ------------

    Total Current Liabilities                                  --                   --
                                                     ------------         ------------

          TOTAL LIABILITIES                                    --                   --


    Stockholders' Equity (Deficit)

         Preferred stock, ($.0001 par value, 10,000,000
          shares authorized; none issued and outstanding.)     --                   --

         Common stock ($.0001 par value, 100,000,000
          shares authorized; 100,000 shares issued and
          outstanding as of August 31, 2010)                   10                   10

         Additional paid-in capital                         3,098                3,098
                                                     ------------           ------------
         Retained Earnings during development stage        (3,108)              (3,108)
                                                     ------------           ------------
    Total Stockholders' Equity (Deficit)                       --           --

           TOTAL LIABILITIES &
           STOCKHOLDERS' EQUITY (DEFICIT)
                                                     ------------           ------------
                                                               --                     --
                                                     ============           ============


                       See Notes to Financial Statements

                                      F-1
--------------------------------------------------------------------------------

                         Big Time Acquisition, Inc.
                        (A Development Stage Company)
                           Statement of Operations
                                (Unaudited)

                                                            September 1, 2010    Cumulative
                                                            through November  since inception
                                                            29,2010.          at November 29,2010

                                                            ---------------    ---------------
    Revenues

        Revenues                                            $            --    $            --
                                                            ---------------    ---------------

    Total Revenues                                                       --                 --


    Operating and administrative expenses                                --              3,108
                                                            ---------------    ---------------

    Total Operating & Administrative Expenses                            --              3,108
                                                            ---------------    ---------------

    Income (loss) from operations                                        --            (3,108)
                                                            ---------------    ---------------
    Net Loss                                                $            --   $        (3,108)
                                                            ===============    ===============


    Basic and diluted earnings per share                    $        (0.00)             (0.03)
                                                            ===============    ===============


    Weighted average number of
      common shares outstanding                                     100,000            100,000
                                                            ===============    ===============



                       See Notes to Financial Statements

                                      F-2
-------------------------------------------------------------------------------

                                                   Big Time Acquisition, Inc.
                                                  (A Development Stage Company)
                                      Statement of Changes in Stockholders' Equity (Deficit)
                                     From August 17, 2010 (inception) through November 29, 2010
                                                          (Unaudited)

                                                                                                  Deficit
                                                                                                Accumulated
                                          Common           Common           Additional            During
                                           Stock            Stock             Paid-in           Development
                                          Shares           Amount            Capital              Stage            Total
                                         ----------      ----------         ----------          -----------     ----------

Balance, August 17, 2010                    --                 --               --                    --            --
(Inception)


Shares issued for services at $.0001
per share                                  100,000             10             3,098                   --            3,108


Net income (loss)                           --                 --            (3,108)              (3,108)          (3,108)

------------------------------------     ----------      ----------         ----------          -----------     ----------

Balance, August 31, 2010                  100,000         $    10       $    (3,098)           $    (3,108)
                                         ==========      ==========         =========           ===========     ==========
Balance, November 29, 2010                100,000         $    10       $    (3,098)           $    (3,108)
                                         ==========      ==========         =========           ===========     ==========



                       See Notes to Financial Statements

                                      F-3
--------------------------------------------------------------------------------

                                     Big Time Acquisition, Inc.
                                   (A Development Stage Company)
                                     Statement of Cash flows
                                           (Unaudited)
                                                                           September 1, 2010     Cumulative
                                                                           through November   since inception at
                                                                           29, 2010           November 29,2010
                                                                           ---------------    ---------------
    CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                                                  $            --      $     (3,108)

        Adjustments to reconcile net income to net                                      --                --
        cash provided (used) by operating activities:

          Common stock issued to founder(s) for services rendered                       --            (3,108)
                                                                           ---------------    ---------------
         Net cash provided by (used in) operating activities                            --                 --


    CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

         Net cash provided by (used in) investing activities                            --                 --
                                                                           ---------------    ---------------

    CASH FLOWS USED BY FINANCING ACTIVITIES

       Proceeds from shareholder loans                                                  --                 --

       Common stock issued for cash                                                     --                 --
                                                                           ---------------    ---------------
           Net cash provided by financing activities                                    --                 --

       Net increase (decrease) in cash and cash equivalents                             --                 --

       Cash and cash equivalents, inception                                             --                 --
                                                                           ---------------    -----------------

       Cash and cash equivalents, end of year                              $            --    $            --
                                                                           ===============    ===============





    NONCASH INVESTING AND FINANCING ACTIVITIES:

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                          $            --    $            --
                                                                           ===============    ===============

    Income taxes paid                                                      $            --    $            --
                                                                           ===============    ===============




                                 See Notes to Financial Statements

                                      F-4
-------------------------------------------------------------------------------

Big Time Acquisition, Inc.
(A DEVELOPMENT STAGE COMPANY)
November 29, 2010
(UNAUDITED)

NOTES TO THE FINANCIAL STATEMENTS


Note 1 - Nature of Operations

Big Time Acquisition Inc. (a development stage company) ("Big Time" or the "Company") was incorporated in Delaware on August 17, 2010, with an objective to acquire, or merge with, an operating business. As of November 29,2010, the Company had not yet commenced any operations.

The Company, based on proposed business activities, is a "blank check" company. The Securities and Exchange Commission ("SEC") defines such a company as "a development stage company" that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issued 'penny stock,' as defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent that desires to employ the Company's funds in its business. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business ("Business Combination") rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

Note 2 - Significant Accounting Policies

Basis of presentation

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.
Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the period from August 17, 2010 (Inception) through August 31, 2010 and notes thereto contained in the Company's Registration Statement on Form 10 as filed with the SEC on October 15, 2010.

Development stage company

The Company is a development stage company as defined by section
810-10-20 of the FASB Accounting Standards Codification. The
Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.
All losses accumulated since inception have been considered as part of the Company's exploration stage activities.


                                      F-5
-------------------------------------------------------------------------------

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Fiscal year end

The Company elected August 31 as its fiscal year ending date.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting
Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.
The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1
Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2
Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3
Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company's financial assets and liabilities, such as accrued expenses approximate its fair values because of the short maturity of this instrument.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at November 29, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from August 17, 2010 (inception) through November 29, 2010.

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

                                      F-6
-------------------------------------------------------------------------------

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting
Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.


The Company adopted section 740-10-25 of the FASB Accounting
Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of November 29, 2010.

Recently issued accounting standards

In June 2003, the SEC adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with the Company's Annual Report for the fiscal year ended August 31, 2011, the Company is required to include a report of management on the Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management's assessment of the effectiveness of the Company's internal control over financial reporting as of year end;
of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting; and that the Company's independent accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

                                      F-7
-------------------------------------------------------------------------------

In June 2009, the FASB approved the "FASB Accounting Standards Codification" (the "Codification") as the single source of authoritative nongovernmental
 U.S. GAAP which was launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 "Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99" which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 "Fair Value Measurement and Disclosures Topic 820 - Measuring Liabilities at Fair Value", which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures - Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1. A valuation technique that uses:
 a. The quoted price of the identical liability when traded as an asset, and b. Quoted prices for similar liabilities or similar liabilities when traded as assets.

 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards
Update No. 2009-08 "Earnings Per Share - Amendments to Section 260-10-S99",which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 "Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees". This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting
Standards Update No. 2009-12 "Fair Value Measurements and
Disclosures Topic 820 - Investment in Certain Entities That
Calculate Net Assets Value Per Share (or Its Equivalent)", which provides amendments to Subtopic 820-10, Fair Value
Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity's measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor's ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued the FASB Accounting Standards
Update No. 2010-01 "Equity Topic 505 - Accounting for Distributions to Shareholders with Components of Stock and Cash", which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share ("EPS")).

Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary. That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 "Consolidation Topic 810 - Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification", which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1. A subsidiary or group of assets that is a business or nonprofit activity.

2. A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture.

3. An exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity
(including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1. Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2. Conveyances of oil and gas mineral rights. Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of non-monetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
As reflected in the accompanying financial statements, the Company had cash and cash equivalents of zero dollars and a net loss from operations of $3,108 for the period ended
November 29, 2010 with no revenues since inception

While the Company is attempting to commence operations and generate revenues, the Company's cash position may not be sufficient enough to support the Company's daily operations without the financial support of our shareholders. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues.

                                      F-8
-------------------------------------------------------------------------------

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 - Stockholder' Equity (Deficit)

The Company was incorporated on August 17, 2010 at which time 100,000 shares of common stock were issued to the Company's founders at $0.0001 per share or $10.00 and for paid-in-capital in the amount of $3098 and for services performed.

Note 5 - Income Taxes

At November 29, 2010, the Company had net operating loss
("NOL") carry-forwards for Federal income tax purposes of $3,108 that may be offset against future taxable income through 2030. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets of approximately $1,057, calculated at an effective tax rate of 34%, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $1,057.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $1,057 for the period ended August 31, 2010.

Note 6 - Related Party Transaction

The Company has been provided office space by its Chief
Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 7 - Subsequent Events

The Company has evaluated all events that occured after the balance sheet date of November 29, 2010 through January 14, 2010, the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there are no reportable subsequent events to be disclosed.

                                      F-9
-------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Plan of Operation

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow. As of this date of this registration statement, the cash balance in our treasury is zero dollars,($0).The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

During the next 12 months we anticipate incurring costs related to:


(i)
filing of Exchange Act reports,(legal,accounting and auditing fees) in the amount of approximately Five Thousand Dollars, ($5,000.00) and


(ii)
consummating an acquisition in the amount of approximately Ten Thousand Dollars, ($10,000.00) to pay for legal fees and audit fees.

The Company believes it will be able to meet the costs of filing Exchange Act reports during the next 12 months through use of funds to be loaned to or invested in us by our existing shareholders or other investors. If we enter into a business combination with a target entity, we will require the target company to pay the acquistion related fees and expenses as a condition precedent to such an agreement. To date, we have had no discussions with our shareholders or other investors regarding funding and we have no funding commitment or written agreement for future expenses has been obtained. If our existing shareholders do not loan to or invest sufficient funds in us, then we will not be able to meet our SEC reporting obligations and will not be able to attract a private company with which to combine. In the event that our shareholders fail to provide us with ongoing financial support and additional funding for our business operations, we may have to cease operations.

We are in the development stage and have negative working capital, negative stockholders' equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting its efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties, may be in bankruptcy and is in need of additional capital. In the alternative,a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our sole officer and director Mr. Scot Scheer has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company, presently in or out of bankruptcy, or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management(consisting solely of Mr. Scheer at the present) will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

                                      1
-----------------------------------------------------------------------
Results of Operation

We have not had any operating income since inception.For the period ended November 29, 2010 we incurred a net loss of $0 and since inception we have incurred a net loss of $3,108.
Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At November 29, 2010, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

As reflected in the accompanying financial statements, the Company is in the development stage with no operations have a net loss of $3,108 from inception, and used no cash in operations for the period from August 17, 2010(inception) through November 29, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.
The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Scot Scheer will supervise the search for target companies as potential candidates for a business combination. Scot Scheer and Lisa DeNunzio will pay, at their own expense, any costs that incurs in supervising the search for a target company. Scot Scheer may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Scot Scheer, Lisa DeNunzio, and LMIC, Inc. controls us and therefore have the authority to enter into any agreement binding us. Scot Scheer as our sole officer, director and only shareholder can authorize any such agreement binding us.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application.

                                      2
--------------------------------------------------------------------------
The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


Recent Pronouncements

In June 2003, the SEC adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with the Company's Annual Report for the fiscal year ended August 31, 2011, the Company is required to include a report of management on the Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management's assessment of the effectiveness of the Company's internal control over financial reporting as of year end;
of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting; and that the Company's independent accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

In January 2010, the FASB issued the FASB Accounting Standards
Update No. 2010-01 "Equity Topic 505 - Accounting for Distributions to Shareholders with Components of Stock and Cash", which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share ("EPS")).

Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary. That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 "Consolidation Topic 810 - Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification", which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1. A subsidiary or group of assets that is a business or nonprofit activity.

2. A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture.

3. An exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity
(including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1. Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2. Conveyances of oil and gas mineral rights. Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of non-monetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

                                      3
----------------------------------------------------------

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures
(as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company's internal control over financial reporting during the quarter ended November 29, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's management, including the Company's CEO and CFO, does not expect that the Company's disclosure controls and procedures or the Company's internal controls will prevent all errors and all fraud.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of November 29, 2010.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

                                      4
------------------------------------------------------------------------


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed & Reserved).

Item 5. Other Information.

None

Item 6. Exhibits

(a)   Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002



                                      5
-------------------------------------------------------------------------



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Signature               Title             Date

/s/ Scot A. Scheer
------------------      CEO and CFO       January 14,2011