Form 10-Q/A
period 2010-11-29
Big Time Acquisition, Inc.
filed 2011-01-19
CIK 1499684

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                ----------------

                                  Form 10-Q/A
                                  Amendment No.1
                                ----------------

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

            This amendment corrects certain typographical errors within the "Exhibit 32.1"-Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002 and revises period ending to three months ended on Financial Statement of Operations and Financial Statement of Cash flows.





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
                                                     ============           ============


                       See Notes to Financial Statements

                                      F-1
--------------------------------------------------------------------------------

                         Big Time Acquisition, Inc.
                        (A Development Stage Company)
                           Statement of Operations
                                (Unaudited)

                                                            <Three months    Cumulative
                                                            Ended November  since inception
                                                            29,2010.>        at November 29,2010

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
                                         ==========      ==========         =========           ===========     ==========



                       See Notes to Financial Statements

                                      F-3
--------------------------------------------------------------------------------

                                     Big Time Acquisition, Inc.
                                   (A Development Stage Company)
                                     Statement of Cash flows
                                           (Unaudited)
                                                                           <Three months     Cumulative
                                                                           ended November   since inception at
                                                                           29, 2010>         November 29,2010
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


Signature               Title             Date

/s/ Scot A. Scheer
------------------      CEO and CFO       January 19,2011