Form 10-Q
period 2011-02-28
Big Time Acquisition, Inc.
filed 2011-04-13
CIK 1499684

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                ----------------

                                  Form 10-Q

                                ----------------

                x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended February 28, 2011

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

            Large Accelerated Filer o  Accelerated Filer o
            Non-Accelerated Filer o    Smaller Reporting Company x


            Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes x No o

            State the number of shares outstanding of each of the issuer's classes of common equity, as of April 13, 2011: 100,000 shares of common stock.





--------------------------------------------------------------------------------




                                   Big Time Acquisition, Inc.

                                          FORM 10-Q

                                        February 28, 2011

                                          INDEX


PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial
        Condition
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Control and Procedures


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


SIGNATURE



--------------------------------------------------------------------------------




                                   Big Time Acquisition, Inc.
                                  (A DEVELOPMENT STAGE COMPANY)

                                   INDEX TO FINANCIAL STATEMENTS






                                      AS OF February 28,2011






Big Time Acquisition, Inc.
(a development stage company)
Financial Statements Table of Contents



FINANCIAL STATEMENTS                                                Page #

 Balance Sheets at February 28, 2011(Unaudited) and August 31, 2010   F-1


 Statement of Operations for the Three Months Ended                   F-2
 February 28, 2011(Unaudited)

 Statements of Operations for the Six Months Ended February 28, 2011 F-3 and for the period from August 17, 2010(inception) through February 28, 2011(Unaudited)

 Statement of Stockholders Equity (Deficit) for the period from       F-4
 August 17,2010(inception)through February 28,2011(Unaudited)

 Statements of cash flows for the Six Months Ended February 28, 2011 F-5 and for the period from August 17, 2011(inception) through February 28, 2011

 Notes to the Financial Statements(Unaudited)                       F-6-F-9




--------------------------------------------------------------------------------

                        Big Time Acquisition, Inc.
                        (A Development Stage Company)
                               Balance Sheet

                                                     As of                 As of
                                                     February 28           August 31,
                                                     2011                  2010
                                                    ------------          ------------
                                                     (Unaudited)
                                   ASSETS

    Current Assets

          Cash                                       $         --         $         --
                                                     ------------         ------------

    Total Current Assets                             $         --         $         --
                                                     ------------         ------------


          TOTAL ASSETS                               $         --         $         --
                                                     ============         ============


                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

    Current Liabilities                              $         --         $         --
                                                     ------------         ------------

    Total Current Liabilities                                  --                   --
                                                     ------------         ------------

          TOTAL LIABILITIES                                    --                   --


    Stockholders' Equity (Deficit)

         Preferred stock, ($.0001 par value, 10,000,000
          shares authorized; none issued and outstanding.)     --                   --

         Common stock ($.0001 par value, 100,000,000
          shares authorized; 100,000 shares issued and
          outstanding as of August 31, 2010)                   10                   10

         Additional paid-in capital                         3,498                3,098
                                                     ------------           ------------
         Retained Earnings during development stage        (3,508)              (3,108)
                                                     ------------           ------------
    Total Stockholders' Equity (Deficit)                       --           --

           TOTAL LIABILITIES &
           STOCKHOLDERS' EQUITY (DEFICIT)
                                                     ------------           ------------
                                                               --                     --
                                                     ============           ============


                       See Notes to Financial Statements

                                      F-1
--------------------------------------------------------------------------------

                         Big Time Acquisition, Inc.
                        (A Development Stage Company)
                           Statement of Operations
                                (Unaudited)

                                                            <Three months
                                                            Ended February
                                                            28,2011.>

                                                            ---------------
    Revenues

        Revenues                                            $            --
                                                            ---------------
    Total Revenues                                                       --


    Operating and administrative expenses                               400
                                                            ---------------

    Total Operating & Administrative Expenses                           400
                                                            ---------------

    Income (loss) from operations                                     (400)
                                                            ---------------
    Net Loss                                                $         (400)
                                                            ===============


    Basic and diluted earnings per share                    $       (0.004)
                                                            ===============


    Weighted average number of
    common shares outstanding                                     100,000
                                                            ===============



                       See Notes to Financial Statements

                                      F-2
--------------------------------------------------------------------------------

                         Big Time Acquisition, Inc.
                        (A Development Stage Company)
                           Statement of Operations
                                (Unaudited)

                                                            <Six Months        Cumulative
                                                            Ended February  since inception
                                                            28,2011.>       at February 28,2011

                                                            ---------------    ---------------
    Revenues

        Revenues                                            $            --    $            --
                                                            ---------------    ---------------

    Total Revenues                                                       --                 --


    Operating and administrative expenses                               400              3,508
                                                            ---------------    ---------------

    Total Operating & Administrative Expenses                           400              3,508
                                                            ---------------    ---------------

    Income (loss) from operations                                     (400)            (3,508)
                                                            ---------------    ---------------
    Net Loss                                                $         (400)   $        (3,508)
                                                            ===============    ===============


    Basic and diluted earnings per share                    $       (0.004)            (0.035)
                                                            ===============    ===============


    Weighted average number of
      common shares outstanding                                     100,000            100,000
                                                            ===============    ===============



                       See Notes to Financial Statements

                                      F-3
-------------------------------------------------------------------------------

                                                   Big Time Acquisition, Inc.
                                                  (A Development Stage Company)
                                      Statement of Changes in Stockholders' Equity (Deficit)
                                     From August 17, 2010 (inception) through February 28, 2011
                                                          (Unaudited)

                                                                                                  Deficit
                                                                                                Accumulated
                                          Common           Common           Additional            During
                                           Stock            Stock             Paid-in           Development
                                          Shares           Amount            Capital              Stage            Total
                                         ----------      ----------         ----------          -----------     ----------

Balance, August 17, 2010                    --                 --               --                    --            --
(Inception)


Shares issued for services at $.0001
per share                                  100,000             10             3,098                   --            3,108


Net income (loss)                           --                 --            (3,108)               (3,108)          (3,108)

------------------------------------     ----------      ----------         ----------          -----------     ----------

Balance, August 31, 2010                  100,000         $    10       $    (3,098)           $    (3,108)
                                         ==========      ==========         =========           ===========     ===========

Contribution to capital                                                         400                                    400

Net income (loss)                           --                 --              (400)                  (400)           (400)

Balance, February 28, 2011                100,000         $    10       $    (3,508)            $   (3,508)
                                         ==========      ==========         =========           ===========     ==========



                       See Notes to Financial Statements

                                      F-4
--------------------------------------------------------------------------------

                                     Big Time Acquisition, Inc.
                                   (A Development Stage Company)
                                     Statement of Cash flows
                                           (Unaudited)
                                                                           <Six Months      Cumulative
                                                                           ended February   since inception at
                                                                           28, 2011>        February 28, 2011
                                                                           ---------------    ---------------
    CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                                                  $         (400)      $     (3,508)

        Adjustments to reconcile net income to net                                      --                --
        cash provided (used) by operating activities:

          Common stock issued to founder(s) for services rendered                       --            (3,108)
                                                                           ---------------    ---------------
         Net cash provided by (used in) operating activities                         (400)


    CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

         Net cash provided by (used in) investing activities                            --                 --
                                                                           ---------------    ---------------

    CASH FLOWS USED BY FINANCING ACTIVITIES

       Proceeds from shareholder loans                                                  --                 --

       Common stock issued for cash                                                     --                 --
                                                                           ---------------    ---------------
           Net cash provided by financing activities                                    --                 --

       Net increase (decrease) in cash and cash equivalents                             --                 --

       Cash and cash equivalents, inception                                             --                 --
                                                                           ---------------    -----------------

       Cash and cash equivalents, end of year                              $            --    $            --
                                                                           ===============    ===============





    NONCASH INVESTING AND FINANCING ACTIVITIES:

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                          $            --    $            --
                                                                           ===============    ===============

    Income taxes paid                                                      $            --    $            --
                                                                           ===============    ===============




                                 See Notes to Financial Statements

                                      F-5
-------------------------------------------------------------------------------

Big Time Acquisition, Inc.
(A DEVELOPMENT STAGE COMPANY)
February 28, 2011
(UNAUDITED)

NOTES TO THE FINANCIAL STATEMENTS


Note 1 - Nature of Operations

Big Time Acquisition Inc. (a development stage company) ("Big Time" or the "Company") was incorporated in Delaware on August 17, 2010, with an objective to acquire, or merge with, an operating business. As of February 28,2011, the Company had not yet commenced any operations.

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

Note 2 - Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.
Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the period from August 17, 2010 (Inception) through November 29,2010 and notes thereto contained in the Company's Registration Statement on Form 10 as filed with the SEC on October 15, 2010.

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


                                      F-6
-------------------------------------------------------------------------------

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at February 28, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from August 17, 2010 (inception) through February 28, 2011.

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

                                      F-7
-------------------------------------------------------------------------------

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


The Company adopted section 740-10-25 of the FASB Accounting
Standards Codification Section ("740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of February 28, 2011.

Commitment and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.



                                      F-8
-------------------------------------------------------------------------------

Recently issued accounting standards


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

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $3,508 at February 28, 2011 and had a net loss of $400.00 and cash used in operations of $400.00 for the interim period ended February 28,2011,respectiveley with no revenues earned sicne inception.

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

Note 4 - Stockholder' Equity (Deficit)

The Company was incorporated on August 17, 2010 at which time 100,000 shares of common stock were issued to the Company's founders at $0.0001 per share or $10.00 for services performed and for paid-in-capital in the amount of $3098.

During the six months ended February 28, 2011, the shareholders contributed $400 for business expenses.

Note 5 - Related Party Transaction

The Company has been provided office space by its Chief
Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 6 - Subsequent Events

The Company has evaluated all events that occured after the balance sheet date of February 28, 2011 through April 13, 2011, the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there are no reportable subsequent events to be disclosed.

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

                                      1
-----------------------------------------------------------------------
Results of Operation

We have not had any operating income since inception.For the period ended February 28, 2011 we incurred a net loss of $400 and since inception we have incurred a net loss of $3,508.
Expenses from inception were comprised of costs mainly associated with legal,franchise tax, accounting and office expense.

Liquidity and Capital Resources

At February 28, 2011, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations has a net loss of $3,508 from inception, and used $400 cash in operations for the period from August 17, 2010(inception) through February 28, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.
The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods, and requires increased disclosures.
The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Recent Pronouncements

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

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our sole executive officer, who is our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our sole executive officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                      4
------------------------------------------------------------------------


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments during the quarter ended June 30, 2010 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.


Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed & Reserved).

Item 5. Other Information.

None

Item 6. Exhibits

(a)   Exhibits filed herewith

31.1 Section 302 Certification by the Corporation's Principal Executive
     Officer

31.2 Section 302 Certification by the Corporation's Principal Financial and Accounting Officer

32.1 Section 906 Certification by the Corporation's Principal Executive Officer and Principal Financial and Accounting Officer



                                      5
-------------------------------------------------------------------------



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Signature               Title             Date

/s/ Scot A. Scheer
------------------      CEO and CFO       April 13,2011