Form 10-Q
period 2011-05-29
Big Time Acquisition, Inc.
filed 2011-07-11
CIK 1499684

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


                  For the quarterly period ended May 29, 2011

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

            Large Accelerated Filer o  Accelerated Filer o
            Non-Accelerated Filer o    Smaller Reporting Company x


            Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes x No o

            State the number of shares outstanding of each of the issuer's classes of common equity, as of July 11, 2011: 100,000 shares of common stock.





--------------------------------------------------------------------------------




                                   Big Time Acquisition, Inc.

                                          FORM 10-Q

                                        May 29, 2011

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






                                      AS OF May 29, 2011






Big Time Acquisition, Inc.
(a development stage company)
Financial Statements Table of Contents



FINANCIAL STATEMENTS                                                  Page #

 Balance Sheets at May 29, 2011(Unaudited) and August 31, 2010.         F-1

 Statement of Operations for the Three Months Ended                     F-2
 May 29, 2011(Unaudited).

 Statements of Operations for the Nine Months Ended May 29, 2011        F-3
 and for the period from August 17, 2010(inception) through May 29, 2011(Unaudited).

 Statement of Stockholders Equity (Deficit) for the period from         F-4
 August 17, 2010(inception) through May 29,2011(Unaudited).

 Statements of cash flows for the Nine Months Ended May 29, 2011        F-5
 and for the period from August 17, 2010(inception) through May 29, 2011.

 Notes to the Financial Statements(Unaudited)                       F-6-F-9




--------------------------------------------------------------------------------

                        Big Time Acquisition, Inc.
                        (A Development Stage Company)
                               Balance Sheet

                                                     As of                As of
                                                     May 29,              August 31,
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
                                                     ============           ============


                       See Notes to Financial Statements

                                      F-1
--------------------------------------------------------------------------------

                         Big Time Acquisition, Inc.
                        (A Development Stage Company)
                           Statement of Operations
                                (Unaudited)

                                                            Three months
                                                            Ended May 29,
                                                            2011

                                                            ---------------
    Revenues

        Revenues                                            $            --
                                                            ---------------
    Total Revenues                                                       --


    Operating and administrative expenses                                --
                                                            ---------------

    Total Operating & Administrative Expenses                            --
                                                            ---------------

    Income (loss) from operations                                        --
                                                            ---------------
    Net Loss                                                $            --
                                                            ===============


    Basic and diluted earnings per share                    $       (0.00)
                                                            ===============


    Weighted average number of
    common shares outstanding                                     100,000
                                                            ===============



                       See Notes to Financial Statements

                                      F-2
--------------------------------------------------------------------------------

                         Big Time Acquisition, Inc.
                        (A Development Stage Company)
                           Statement of Operations
                                (Unaudited)

                                                            Nine Months       Cumulative
                                                            Ended May 29      since inception
                                                            2011.             at May 29,2011

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
                                                            ===============    ===============



                       See Notes to Financial Statements

                                      F-3
-------------------------------------------------------------------------------

                                                   Big Time Acquisition, Inc.
                                                  (A Development Stage Company)
                                      Statement of Changes in Stockholders' Equity (Deficit)
                                     From August 17, 2010 (inception) through May 29, 2011
                                                          (Unaudited)

                                                                                                  Deficit
                                                                                                Accumulated      Total
                                          Common           Common           Additional            During      Stockholders'
                                           Stock            Stock             Paid-in           Development      Equity
                                          Shares           Amount            Capital              Stage         (Deficit)
                                         ----------      ----------         ----------          -----------     ----------

Balance, August 17, 2010                    --                 --               --                    --            --
(Inception)


Shares issued for services at $.0001
per share                                  100,000             10             3,098                   --            3,108


Net income (loss)                           --                 --            (3,108)               (3,108)         (3,108)

------------------------------------     ----------      ----------         ----------          -----------     ----------

Balance, August 31, 2010                  100,000         $    10       $    (3,098)           $    (3,108)
                                         ==========      ==========         =========           ===========     ===========

Contribution to capital                                                         400                                    400

Net income (loss)                           --                 --              (400)                  (400)           (400)

Balance, May 29, 2011                     100,000         $    10       $    (3,508)            $   (3,508)
                                         ==========      ==========         =========           ===========     ==========



                       See Notes to Financial Statements

                                      F-4
--------------------------------------------------------------------------------

                                     Big Time Acquisition, Inc.
                                   (A Development Stage Company)
                                     Statement of Cash flows
                                           (Unaudited)
                                                                           Nine Months      Cumulative
                                                                           ended May 29,    since inception at
                                                                           2011             May 29, 2011
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
                                                                           ===============    ===============




                                 See Notes to Financial Statements

                                      F-5
-------------------------------------------------------------------------------

Big Time Acquisition, Inc.
(A DEVELOPMENT STAGE COMPANY)
May 29, 2011
(UNAUDITED)

NOTES TO THE FINANCIAL STATEMENTS


Note 1 - Nature of Operations

Big Time Acquisition Inc. (a development stage company) ("Big Time" or the "Company") was incorporated in Delaware on August 17, 2010, with an objective to acquire, or merge with, an operating business. As of May 29,2011, the Company had not yet commenced any operations.

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

Note 2 - Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.
Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the period from August 17, 2010 (Inception) through February 28,2011 and notes thereto contained in the Company's Registration Statement on Form 10 as filed with the SEC on October 15, 2010.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at May 29, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from August 17, 2010 (inception) through May 29, 2011.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of May 29, 2011.

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

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $3,508 at May 29, 2011 and had a net loss of $400.00 and cash used in operations of $400.00 for the interim period ended May 29,2011,respectiveley with no revenues earned since inception.

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

During the nine months ended May 29, 2011, the shareholders contributed $400.00 for business expenses.

Note 5 - Related Party Transaction

The Company has been provided office space by its Chief
Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 6 - Subsequent Events

The Company has evaluated all events that occured after the balance sheet date of February 28, 2011 through July 11, 2011, the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there are no reportable subsequent events to be disclosed.

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

We do not currently engage in any business activities that provide cash flow. As of this date of this quarterly statement, the cash balance in our treasury is zero dollars,($0).The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

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

                                      1
-----------------------------------------------------------------------
Results of Operation

We have not had any operating income since inception.For the period ended May 29, 2011 we incurred a net loss of $0.00 and since inception we have incurred a net loss of $3,508.
Expenses from inception were comprised of costs mainly associated with legal,franchise tax, accounting and office expense.

Liquidity and Capital Resources

At May 29, 2011, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations has a net loss of $3,508 from inception, and used $400.00 cash in operations for the period from August 17, 2010(inception) through May 29, 2011. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.
The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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


                                      4
------------------------------------------------------------------------


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments during the quarter ended May 29, 2011 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.


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


Signature               Title             Date

/s/ Scot A. Scheer
------------------      CEO and CFO       July 11,2011