Form 10-K/A
period 2011-08-31
Big Time Acquisition, Inc.
filed 2011-12-02
CIK 1499684

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                               FORM 12b-25


                         NOTIFICATION OF LATE FILING
                             (Amendment No. 1)

                       Commission File Number: 000-54159


(Check One): x Form 10-K   o Form 20-F   o Form 11-K
             o Form 10-Q   o Form N-SAR  o Form N-CSR


For Period Ended: August 31, 2011


o  Transition Report on Form 10-K
o  Transition Report on Form 20-F
o  Transition Report on Form 11-K
o  Transition Report on Form 10-Q
o  Transition Report on Form N-SAR
For the Transition Period Ended: --------------

This form corrects the form filed November 30, 2011.

Section: Part III, Narrative.

Change From: The Company has experienced a delay in completing the information necessary for including in its January 31,2011 Form 10-K Annual Report
(the "Annual Report").

Change To: The Company has experienced a delay in completing the information necessary for including in its August 31,2011 Form 10-K Annual Report
(the "Annual Report").


Read attached instruction sheet before preparing form.
Please print or type.
Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.


If the notification relates to a portion of the filing checked above,identify the item(s) to which the notification relates:

--------------------------------------------------------



PART I -- REGISTRANT INFORMATION


BIG TIME ACQUISITION, INC.

--------------------------------------------------------

Full name of registrant:


N/A

--------------------------------------------------------

Former name if applicable:


780 Reservoir Avenue, #123

--------------------------------------------------------

Address of principal executive office (Street and number):


Cranston, RI 02910

--------------------------------------------------------

City, state and zip code




--------------------------------------------------------



PART II -- RULES 12b-25(b) AND (c)


  If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.)

    (a) The reasons described in reasonable detail in
Part III of this form could not be eliminated without unreasonable effort or expense;

X   (b) The subject annual report, semi-annual report,
transition report on Form 10-K, Form 20-F, 11-K or
Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

    (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.



PART III -- NARRATIVE


State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, or the transition report portion thereof, could not be filed within the prescribed time period.
(Attach extra sheets if needed.)


The Company has experienced a delay in completing the information necessary for including in its August 31, 2011
Form 10-K Annual Report (the "Annual Report"). The Company expects to file the Annual Report within the allotted extension period.


PART IV -- OTHER INFORMATION


(1) Name and telephone number of person to contact in regard to this notification


Scot Scheer,     401             641-0405
-----------   ---------       -----------------
(Name)       (Area Code)     (Telephone Number)



(2) Have all other periodic reports required under
Section 13 or 15(d) of the Securities Exchange Act of
1934 or Section 30 of the Investment Company Act of
1940 during the preceding 12 months or for such shorter
period that the registrant was required to file such
report(s) been filed? If the answer is no, identify
report(s).  x Yes   o No




(3) Is it anticipated that any significant change in
results of operations from the corresponding period for
the last fiscal year will be reflected by the earnings
statements to be included in the subject report or
portion thereof?  o Yes   x No



--------------------------------------------------------

BIG TIME ACQUISITION, INC.

--------------------------------------------------------

(Name of Registrant as Specified in Charter)


has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

 Date: December 2,2011         /s/ Scot Scheer
                               ----------------
                                Scot Scheer
                                President