Form 10-K
period 2011-08-31
Big Time Acquisition, Inc.
filed 2011-12-08
CIK 1499684

U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-K



                                  (Mark One)

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended August 31, 2011


       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


                       Commission File Number 000-54127


                            Big Time Acquisition, Inc.
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                 27-3291226
   ----------------------------              ---------------------------------
   (State or other jurisdiction              (IRS Employer Identification No.)
 of incorporation or organization)




                          780 Reservoir Avenue, #123
                             Cranston, RI 02910
            -------------------------------------------------------
                   (Address of principal executive offices)


                                (401)641-0405
            -------------------------------------------------------
             (Registrant's telephone number, including area code)


            -------------------------------------------------------


        Securities registered under Section 12(b) of the Exchange Act:

                                     None.


        Securities registered under Section 12(g) of the Exchange Act:


                   Common Stock, $0.0001 par value per share
             -------------------------------------------------------
                               (Title of Class)




Check whether the registrant is a well-known seasoned issuer, as defined in
Rule 405 of the Securities Act.  Yes [ ]   No [X]

Check whether the registrant is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
 Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K ({section}229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

    Large Accelerated Filer [ ]    Accelerated Filer         [ ]

    Non-accelerated Filer   [ ]    Smaller Reporting Company [ ]

(Do not check if smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 31, 2011, there were no non-affiliate holders of common stock of the Company.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of December 8, 2011, there were 100,000 shares of common stock, par value $.0001, outstanding.



                          FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Big Time Acquisition, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

(a) Business Development

     Big Time Acquisition, Inc. ("we", "us", "our", or the "Company") was incorporated in the State of Delaware on August 17, 2010. Since inception, which was August 17, 2010, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company. As of the most recent audited period, the Company has generated no revenues or earnings from operations, possess no significant assets or financial resources and has no cash on hand. The Independent Auditor's Report to the Company's financial statements for the period ended August 31, 2011, included in this Form 10-K, indicates that there are a number of factors that raise substantial doubt about the Company's ability to continue as a going concern. Such doubts identified in the report include the fact (i) that the Company has not established any source of revenue to cover its operating costs; (ii) that the Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; (iii) that the Company will offer noncash consideration and seek equity lines as a means of financing its operations;
(iv) that if it the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. The Company selected August 31 as its fiscal year end.

(b) Business of Issuer

     The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a "shell company," because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

     The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the advantages of being a publicly held corporation. In order for a company to be listed on a U.S. stock exchange or "quoted" on a quotation system, including the OTC Bulletin Board, such company must be 1934 Exchange Act fully reporting company. 60 days after the initial filing of its Form 10 registration statement we became a registered and fully reporting company with the SEC.
After the consummation of a business combination with an operating company, the surviving company arising from the transaction between the Company and a private operating company will become a reporting company. Although an operating company may choose to effect a business combination with a company that is trading on the OTC Bulletin Board in order to become public,purchasing an OTC Bulletin Board trading company is substantially more expensive than purchasing a Form 10 "blank check' company and such trading companies also may have liabilities or shareholder issues. Within four (4) days after the consummation of the business combination transaction between a target operating company and the Company, the surviving company will need to file an extensive Form 8-K in connection with the transaction including Form 10 information of the private operating company. However, the aggregate expenses of purchasing a Form 10 blank check company and filing the Form 8-K will still be substantially lower than purchasing an OTC Bulletin Board company and have less risk to the shareholders of such company.
In addition, the Company's minority shareholder, LMIC, stock symbol,LMII, a pink sheet trading shell, but presently non-reporting SEC company may provide such private companies, if they so desire,with a substantive public shareholder base by making a cash free distribution in the form of a dividend to LMIC's individual shareholders upon effective merger of private company into us. Therefore,the Company believes that it would be attractive to a number of private companies seeking to become public and possibly achieving a substantive shareholder base.

     To date, the Company's efforts have been limited to organizational activities. The Company has no capital and will depend on its sole officer and director, Mr. Scot Scheer, and its two other shareholders, Lisa DeNunzio, Sister-In-Law of Mr. Scheer and LMIC, Inc.,to provide the Company with the necessary funds to implement its business plan. The Company has not entered into any written agreements with Mr. Scheer for additional funding and relies upon his oral promise to provide the Company with funding based upon the Company's necessity. In the event that Mr. Scheer or other two shareholders fail to provide the additional funding for the Company's business operations, the Company will not be able to meet its SEC reporting obligations and will not be able to attract a private company with which to combine. Further, the Company has no funding alternatives to date.

     The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition or merger.

     The Company intends to search for a target business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact.

    The analysis of new business opportunities will be undertaken by or under the supervision of Scot Scheer, the sole officer and director of the Company, who is not a professional business analyst and in all likelihood may not be experienced in matters relating to the target business opportunity. The inexperience of Mr. Scheer and the fact that the analysis and evaluation of a potential business combination is to be taken under his supervision may adversely impact the Company's ability to identify and consummate a successful business combination.

     As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidates regarding business opportunities for the Company. The Company will consider the following kinds of factors when analyzing potential acquisition targets:

    (a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

    (b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

    (c) Strength and diversity of management, either in place or scheduled for recruitment;

    (d) Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

    (e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

    (f)  The extent to which the business opportunity can be advanced;

    (g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

    (h)  Other relevant factors.

     In applying the foregoing criteria, no one of which will be controlling, our sole officer and director, Scot Scheer, will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

FORM OF ACQUISITION

     The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters. Our sole officer and director, Scot Scheer, is currently the officer and director of other blank check/shell companies, as follows: LMIC,Inc. Initial merger or acquisition targets will be determined by Mr. Scheer. As described in the Risk Factors herein under
Item 1A, there may be inherent conflicts of interest between entities in which Mr. Scheer is involved. A conflict of interest may arise due to our sole officer and director being a shareholder of another blank check company which is seeking an acquisition target at the same time as the Company.

     For additional risk disclosure regarding conflicts of interest, please see the first risk factor on pages 6 and 7 of the risk factor section of this annual report on Form 10-K.

     It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity.

     In addition, depending upon the transaction, the Company's present stockholders may be substantially diluted to less than 20% of the total issued and outstanding shares of the surviving entity and possibly even eliminated as stockholders by an acquisition.

     The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all, or a majority of, the Company's directors (consisting solely of Mr. Scheer at the present) may resign and one or more new directors may be appointed without any vote by stockholders.

     In the case of an acquisition, the transaction may be accomplished upon the sole determination of Scot Scheer and Lisa DeNunzio, our majority shareholders, without any vote or approval by any other shareholder. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders.
Most likely, our sole officer and director, Scot Scheer, and his Sister-In-Law Lisa DeNunzio, jointly majority shareholders will seek to structure any such transaction without the vote or approval of any other shareholder.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. We estimate such cost to be approximately $10,000. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

     We presently have no employees apart from our management, which consist of one person, our sole officer and director, Mr. Scot Scheer. Our sole officer and director is engaged in outside business activities and anticipates that he will devote to our business approximately five (5) hours per week until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

(c) Reports to security holders.

     (1) The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

     (2) The Company will file reports with the SEC. The Company is a reporting company and complies with the requirements of the Exchange Act.

     (3) The public may read and copy any materials the Company files with the SEC in the SEC's Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 1A.     RISK FACTORS.

     Our business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

AN INVESTMENT IN US IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES AN EXTREMELY HIGH DEGREE OF RISK.

     An investment in us is speculative and involves an extremely high degree of risk. We currently have not identified a suitable business combination and we can make no assurance that we will ever locate a suitable acquisition.

OUR SOLE OFFICER AND DIRECTOR WILL ALLOCATE HIS TIME TO OTHER BUSINESS, THEREBY CAUSING CONFLICTS OF INTERESTS IN HIS DETERMINATION AS TO HOW MUCH TIME TO DEVOTE TO OUR AFFAIRS. THIS CONFLICT OF INTEREST COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY TO CONSUMMATE A BusINESS COMBINATION.

     Our sole officer and director is engaged in outside business activities, which may result in a conflict of interest in allocating his time between our operations and his other business activities. We do not intend to have any full time employees prior to the consummation of a business combination. If our sole officer and director's other business affairs requires him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor. Moreover, Mr. Scheer is also the sole officer and director of another blank check company, LMIC,Inc. with identical structure and business purpose as ours. As a result, Mr. Scheer will probably only be able to devote time to an acquisition for one of the two companies at any one time.

OUR INDEPENDENT AUDITOR HAS RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     We are in the development stage and have not yet generated any revenues or earnings from operations, possess no significant assets or financial resources and have no cash on hand. As reflected in our audited financial statement for the year ended August 31, 2011, we generated a net loss of $3,508 for the period from August 17, 2010 (inception) to August 31, 2011. In addition, we also had a working capital deficit at August 31, 2011. As a result, our independent auditor expressed substantial doubt as to our ability to continue as a going concern.

OUR SOLE OFFICER AND DIRECTOR IS NOT A PROFESSIONAL BUSINESS ANALYST AND IN ALL LIKELIHOOD WILL NOT BE EXPERIENCED IN MATTERS RELATING TO THE TARGET BUSINESS OPPORTUNITY.

     The analysis of new business opportunities will be undertaken by or under the supervision of Scot Scheer, our sole officer and director, who is not a professional business analyst and in all likelihood will not be experienced in matters relating to the target business opportunity. The inexperience of Mr. Scheer and the fact that the analysis and evaluation of a potential business combination is to be taken under his supervision may adversely impact our ability to identify and consummate a successful business combination.

THERE MAY BE A CONFLICT OF INTEREST BETWEEN US AND OTHER BLANK CHECK SHELL COMPANIES OWNED AND MANAGED BY OUR SOLE OFFICER AND DIRECTOR.

     Our sole officer and director, Scot Scheer, currently serves as an officer and director of another blank check shell company. The other company with which Mr. Scheer is affiliated may be in direct competition with us for the acquisition of available business opportunities. This poses a potential conflict of interest for our sole officer and director. Neither we nor the other shell company with which our sole officer and director is affiliated has adopted any policy with respect to resolving any potential conflict of interest and it is possible that any conflict or interest that arises between the companies may not be resolved in our favor. In the event that such a conflict arises, Mr. Scheer will work to address the conflict in a manner that does not have a negative impact on us or our shareholders. Additionally, Mr. Scheer will devote a limited amount of his time to our affairs. There will be occasions when the time requirement of our company's business conflict with the demands of Mr. Scheer's other business and investment activities.

     In addition, our sole officer and director, Mr. Scheer, has an inherent conflict of interest in that he is also the sole officer, President, and director of LMIC,Inc. which is a non-reporting blank check company that presently trades on the pink sheets, stock symbol LMII and is a minority shareholder of the Company which may or may not compete with us for potential acquisition candidates.

Initial merger or acquisition targets will be allocated to the Company but since LMIC,Inc. is a minority shareholer, it is likely but not definitive that a dividend would be declared to the sharehlolders of LMIC, Inc. upon the effective date of any merger of a target company into us.In any event, Mr. Scheer, has complete discretion to decide to present a potential acquisition to us or any other blank check company.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE NO OPERATING BUSINESS AND OUR SHAREHOLDERS WILL NOT KNOW WHAT BUSINESS WE WILL ENTER INTO UNTIL WE EFFECTUATE A TRANSACTION.

     As we have no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT AND AS A NON-TRADING COMPANY WE ARE A COMPETITIVE DISADVANTAGE TO SOME OF OUR COMPETITORS AND MAY REDUCE THE LIKELIHOOD OF US CONSUMMATING A DEAL.

     We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of us identifying and consummating a successful business combination.

WE ARE A DEVELOPMENT STAGE COMPANY, AND OUR FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

     We were incorporated on August 17, 2010 and are considered to be in the development stage. The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management (consisting solely of Mr. Scheer at the present) of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

WE HAVE NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION AND THERE IS NO GUARANTEE THAT WE WILL BE ABLE TO NEGOTIATE A TRANSACTION THAT WILL BENEFIT OUR SHAREHOLDERS.

     We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management (consisting solely of Mr. Scheer at the present) has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

    While seeking a business combination, management anticipates devoting approximately five (5) hours per week to our affairs. Our sole officer and director, Mr. Scot Scheer, believes that communicating with professionals in the industry approximately five (5) hours per week will be sufficient to locate a suitable acquisition candidate. Mr. Scheer has not entered into written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

     Target companies that fail to comply with SEC reporting requirements may delay or preclude an acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs, estimated to be approximately $10,000, that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited financial statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

WE MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

     Although we are subject to the reporting requirements under the Exchange Act, management (consisting solely of Mr. Scheer at the present) believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

     If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

THERE IS CURRENTLY NO TRADING MARKET FOR OUR COMMON STOCK, AND LIQUIDITY OF SHARES OF OUR COMMON STOCK IS LIMITED.

     Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act of 1933, as amended (the "Securities Act"). Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.

     Please note that shareholders of our common stock may not rely on Rule 144 of the Securities Act of 1933 and must register any re-sales of our common stock under the Securities Act of 1933.

     Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

THERE ARE ISSUES IMPACTING LIQUIDITY OF OUR SECURITIES WITH RESPECT TO THE FACT THAT WE WILL NEED TO FILE A RESALE REGISTRATION STATEMENT TO CREATE LIQUIDITY IN OUR COMMON STOCK.

     Since our shares of common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of common stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock. We estimate the cost of filing such registration statement and compliance cost to be approximately $15,000.

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK AND IF WE DO NOT PAY DIVIDENDS IN THE FUTURE THEN OUR SHAREHOLDERS CAN ONLY BENEFIT FROM THEIR SHARES BY SELLING SUCH STOCK EITHER IN THE PUBLIC MARKET PLACE OR IN A PRIVATE TRANSACTION.

     We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into us to further our business strategy.

WE MAY BE SUBJECT TO CERTAIN TAX CONSEQUENCES IN OUR BUSINESS, WHICH MAY INCREASE OUR COST OF DOING BUSINESS.

     We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

OUR BUSINESS WILL HAVE NO REVENUE UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

     We are a development stage company and have had no revenue from operations since our inception on August 17, 2010. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

WE INTEND TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

     Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our control shareholers have the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

OUR PRINCIPAL STOCKHOLDERS MAY ENGAGE IN A TRANSACTION TO CAUSE US TO REPURCHASE THEIR SHARES OF COMMON STOCK.

     In order to provide an interest in us to a third party, our sole stockholder may choose to cause us to sell our securities to one or more third parties, with the proceeds of such sale(s) being utilized by us to repurchase shares of common stock held by them. As a result of such transaction(s), our management, principal stockholder(s) and Board of Directors may change.

WE HAVE CONDUCTED NO MARKET RESEARCH OR IDENTIFICATION OF BUSINESS OPPORTUNITIES, WHICH MAY AFFECT OUR ABILITY TO IDENTIFY A BUSINESS TO MERGE WITH OR ACQUIRE.

     We have not conducted market research concerning prospective business opportunities, nor have others made the results of such market research available to us. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management (consisting solely of Mr. Scheer at the present) has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

OUR SHARES MAY BE SUBJECT TO THE "PENNY STOCK" RULES, FOLLOWING SUCH A REVERSE MERGER TRANSACTION WHICH MIGHT SUBJECT YOU TO RESTRICTIONS ON MARKETABILITY AND MAY NOT BE ABLE TO SELL YOUR SHARES

     If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

     Additional risks may exist since we will assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future. Failure to develop or maintain an active trading market for our common stock will have a generally negative effect on the price of our common stock and you may be unable to sell your common stock or any attempted sale of such common stock may have the effect of lowering the market price. Your investment could be a partial or complete loss.

     Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS, OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE AND THEREFORE IT IS POSSIBLE THAT OUR STOCKHOLDERS WILL NOT BE ABLE TO LIQUIDATE THEIR INVESTMENT IN OUR STOCK AND WE MAY NOT HAVE ACCESS TO CAPITAL AVAILABLE TO COMPANIES TRADING ON THESE EXCHANGES.

     Following a business combination, we may seek the listing of our common stock on NASDAQ or the NYSE Amex Equities, formerly known as the American Stock Exchange (AMEX). However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. However, there can be no assurance that we will be eligible to trade on the OTC Bulletin Board after a business combination. In addition, we will need a market-maker for quotation on the OTC Bulletin Board and there is no assurance that a market-maker will be obtained, or that an active market may develop for our common stock even if we are listed on the OTC Bulletin Board. Additionally, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

OUR AUTHORIZATION OF BLANK CHECK PREFERRED STOCK COULD BE USED TO DISCOURAGE A TAKE-OVER TRANSACTION INVOLVING AN ACTUAL OR POTENTIAL CHANGE IN CONTROL OF us OR OUR MANAGEMENT.

     Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences to be determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that we will not do so in the future.

DUE TO THE CONTROL BY OUR DIRECTOR AND LISA DENUNZIO OF 90% OF THE ISSUED AND OUTSTANDING COMMON STOCK OUR NON-MANAGEMENT SHAREHOLDERS WILL HAVE NO POWER TO CHOOSE MANAGEMENT OR IMPACT OPERATIONS.

     Management (consisting solely of Scot Scheer at present)and his Sister-In-Law Lisa DeNunzio currently controls and votes 90% of our issued and outstanding common stock. Consequently, management has the ability to influence control of our operations and will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

           * Election of the Board of Directors;

           * Removal of directors;

           * Amendment to the our certificate of incorporation or bylaws; and

           * Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

     These stockholders will thus have substantial influence over our management and affairs and other stockholders possess no practical ability to remove management or effect the operations of our business. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock.

CURRENT ECONOMIC CONDITIONS MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION AND OBTAINING FUNDING.

     Current economic and financial conditions are volatile. Business and consumer concerns over the economy, geopolitical issues, the availability and cost of credit, the U.S. financial markets and the national debt have contributed to this volatility. These factors, combined with declining and failing businesses, reduced consumer confidence and increased unemployment, have caused a global slow-down. We cannot accurately predict how long these current economic conditions will persist; whether the economy will deteriorate further and how we will be affected.

     We have no operating history, no revenue and lack profitable operations. We will, in all likelihood, sustain expenses and costs related to accounting, the filing of Exchange Act reports and consummating a business combination without corresponding revenues, at least until the consummation of a business combination. This lack of operations and revenues may result in us incurring a net loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. Because of our lack of profits and possible increasing net losses and lacking operations, target business opportunities may decide to forgo a business combination with us.

     Our financial position, having no significant assets, financial resources and no revenues, raises substantial doubt about our ability to continue as a going concern. The lack of a market for our common equity securities precludes us from raising capital, in the equity markets, until shares of our common stock are registered pursuant to, or exempt from registration under the Securities Act; and, any other applicable federal or state securities laws or regulations may also preclude us from successfully raising capital and improving our financial position. Target firms that might consider a merger or acquisition with us, to gain the advantages and perceived benefits of becoming a public corporation, may decide to forgo such a business combination with us because of our lack of operations and access to affordable capital. Our financial position and current economic volatility may prevent us from identifying and pursuing a business combination with a target company seeking these benefits and funding sources.

WE MAY INCUR ADDITIONAL COSTS OF BEING A PUBLIC COMPANY DUE TO THE DIFFICULTIES OF ESTABLISHING AND MAINTAINING ACCEPTABLE INTERNAL CONTROLS OVER FINANCIAL REPORTING WITH NO FULL TIME OR PART-TIME EMPLOYEES, THE EXPENSES OF BEING A REPORTING COMPANY PURSUANT TO THE EXCHANGE ACT OF 1934 AND THE LIABILITY PROVISIONS OF THE EXCHANGE ACT OF 1934.

     The Company is a development stage company, with no operations and no revenues from operations. We may never realize any revenues unless and until we successfully merge with or acquire an operating business.

     Because the Company has no operations and no revenues from operations, the Company has not established sufficient internal controls over financial reporting; therefore these costs are estimated to be zero as we do not currently plan to implement a robust control initiative given our lack of positive cash flow from operations and inherent lack of segregation of duties. If the Company were to attempt to mediate some of our segregation of duties issues and achieve effective internal controls we currently do not have adequate funding to implement such an initiative and therefore do not plan to implement this initiative.

     The expenses of periodic reporting requirements, such as audits and reviews, are estimated at $5,000.00 annually. If necessary, the Company will consider various options for paying these expenses, including payment from funds in our treasury, if any, but no certain funding for these expenses has been obtained. Among possible funding options the Company may consider, if necessary, are loans or investments in the Company by our current sole stockholder, officer and director, Scot Scheer, or other shareholders or investors. If necessary, the Company will consider these and other yet to be identified various options for raising funds and paying these expenses. No assurances can be given that the Company will be successful in raising funds, if fundraising becomes necessary.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

     None.

ITEM 2.      DESCRIPTION OF PROPERTY.

     We neither rent nor own any properties. We utilize the office space and equipment of our sole officer and director, Scot Scheer, at no cost. We estimate such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.      LEGAL PROCEEDINGS.

     Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of stockholders during the fiscal year ended August 31, 2011.


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE

     There is no trading market for our common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

COMMON STOCK

     Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the "Common Stock"). As of December 8, 2011, there were three holders of record of the Common Stock.

PREFERRED STOCK

     Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the "Preferred Stock"). The Company has not yet issued any of its Preferred Stock.


DIVIDEND POLICY

     The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its Common Stock or Preferred Stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

RECENT SALES OF UNREGISTERED SECURITIES

  On August 17, 2010, date of inception we issued 45,000 shares of common stock at .0001 par value to Scot Scheer,(our sole officer and director) for $4.50 in exchange for founder services that include Mr. Scheer's paid-in-capital in the approximate amount of $1449 that the Company utlized to pay towards audited financials in the amount of $3000,incorporation fees of $98.00, and annual resident agent fees in the State of Delaware in the amount of $50.00 and developing the Company's business concept.

On August 17, 2010, we issued 45,000 shares of common stock at .0001 par value to Lisa DeNunzio for $4.50 in exchange for founder services that include Ms. DeNunzio's paid-in-captital in the approximate amount of $1449 that the Company utlized to pay towards audited financials in the amount of $3000,incorporation fees of $98.00,and annual resident agent fees in the State of Delaware in the amount of $50.00.

On August 17, we issued 10,000 shares of common stock at .0001 par value to LMIC, Inc. for $1.00 in exchange for founder services that include LMIC's paid-in-capital in the amount of $200 that the Company utlized to pay towards the cost of audited financials in the amount of $3000,incorporation fees of $98.00, and annual resident agent fees in the State of Delaware in the amount of $50.00.

The total aggregate shares issued were issued pursuant to the terms and conditions set forth in a certain stock purchase agreement (the "Common Stock Purchase Agreement")as filed on October 15, 2010 with the Securities and Exchange Commission on Form 10. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 promulgated thereunder. These shares of the Company's common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by the Company did not involve a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered.
The Company has not undertaken an offering in which it sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

ISSUER PURCHASES OF EQUITY SECURITIES

     None.

ITEM 6.     SELECTED FINANCIAL DATA.

     As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

     We do not currently engage in any business activities that provide cash flow. To date, our efforts have been limited to organizational activities. We have no capital and have not entered into any credit facility agreements or other financing arrangements. As at August 31, 2010, the cash balance in our treasury is $0. We depend on Mr. Scot Scheer, our sole officer and director, and Lisa DeNunzio,Mr. Scheer's Sister-In-Law to provide us with the necessary funds to implement our business plan for the next 12 months and beyond such time. We intend to reimburse Mr. Scheer or Ms. DeNunzio for any loans they makes to us. We have not entered into any written agreement with Mr. Scheer for additional funding and rely upon his oral promise to provide us with funding based upon our necessity. In the event that Mr. Scheer and or Ms. DeNunzio fails to provide the additional funding for our business operations, we may have to cease operations. We do not have any other persons or sources that maybe able to help fund our business activities.

     During the next 12 months we anticipate incurring costs related to:

       (i) filing of Exchange Act reports (legal, accounting and auditing fees) in the amount of approximately $5,000; and

      (ii) costs relating to consummating an acquisition in the amount of approximately $10,000 to pay for legal fees and audit fees.

     We believe we will be able to meet the costs of filing Exchange Act reports during the next 12 months through use of funds to be loaned to or invested in us by Scot Scheer, our sole officer, director and shareholder, or other shareholders. Mr. Scheer has orally agreed to provide us such funds, without interest, provided that he is an officer and director of our company when the obligation is incurred. All advances are interest-free. If we enter into a business combination with a target entity, we will require the target company to pay the acquisition related fees and expenses as a condition precedent to such an agreement. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. Obviously, if Mr. Scheer, or other shareholders, do not loan to or invest sufficient funds in us, then we will not be able to meet our SEC reporting obligations and will not be able to attract a private company with which to combine.

     We are in the development stage and have negative working capital, negative stockholders' equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

     We presently have no immediate funds available for any target business due to our financial position. We believe a target business may be interested in a business combination with us because we may help minimize some of the barriers to capital formation that otherwise exist. By merging with us, a target business may be in a better position, either to conduct a future public offering of its securities, or to undertake a private placement with registration rights, than if it were a privately held company. Further, a business combination with us may help minimize the liquidity discounts a target business may otherwise have to take in a future financing because investors will have a higher degree of confidence public information requirement will be satisfied and a public market may exist for their shares.

     We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

     We have, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, we offer owners of target businesses the opportunity to acquire a controlling ownership interest in a reporting company without the time required to become a reporting company by other means. Furthermore, one of our shareholders, LMIC, Inc. a non-reporting company currently trading on the Pink Sheets,stock symbol,LMII has expressed an interest in a cash free distribution in the form of a dividend to its substantive base of shareholders in the event we consumate a business combination. A private company may find a large shareholder base in a post merger transaction to be desireable.

     Our sole officer and director has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company, a company in or out of bankruptcy, or an entity in its early stages of development or growth,including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business,there can be no assurance that we will properly ascertain or assess all significant risks.

     Our management (consisting solely of Scot Scheer at present) anticipates that we will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

OFF-BALANCE SHEET ARRANGEMENTS

     The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS

     As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Please see the audited financial statements beginning on Page 26 in this annual report on Form 10-K and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.     CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company's sole officer concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.

EVALUATION OF INTERNAL CONTROLS OVER FINANCIAL REPORTING

     This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     There have been no significant changes to the Company's internal controls over financial reporting that occurred during our last fiscal quarter of the year ended August 31,2011 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.     OTHER INFORMATION

     NONE


                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     (a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company's directors and executive officers:

Name          Age    Position
----          ---    --------------------------------------------
Scot Scheer   54     President, Secretary, Treasurer and Director

     The Company's officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

     Scot Scheer, age 54, was appointed as our sole officer and sole director on August 17, 2010. Concurrent to his position with the Company, Mr.Scheer was the President and founder of Magic Mortgage Inc., a private Rhode Island Corporation engaged in mortgage brokerage from 2000-2007. Mr. Scheer was responsible for business development.
     Since 2008, Mr. Scheer has been the manager and founder of Assisted Recovery, a private Rhode Island Corporation that provides outpatient opiate, drug and alcohol detoxification for patients in Rhode Island. He supervises the Medical staff which includes four psychiatrists and an internal medicine doctor and a pharmacy. His responsibilities include marketing and business development.
     In addition, Mr. Scheer is also the President, and Director of LMIC, Inc., a minority shareholder of the Company and an SEC non-reporting blank check company trading on the Pink Sheets, stock symbol,LMII.
LMIC, Inc. does not conduct any business at this time but may utilize its substantive shareholder base for future rights offerings pursuant to acquistions upon effective S-1 registration statement that may be filed with the Security and Exchange Commission. Scot Scheer was elected President and Director of LMIC, Inc. on June 9, 2009 by shareholder majority vote.
Scot has successfully procured the restoration, renewal and revival of LMIC Inc.'s Delaware corporate charter.
     In 2011, Mr. Scheer purchased an interest in Phusion Pharmacy,LLC, a compounding pharmacy located in Coventry, RI where he is responsible for business development.


     (b)           Significant Employees.

     As of the date hereof, the Company has no significant employees.

     (c)           Family Relationships.

     There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers notwithstanding Lisa DeNunzio, a control shareholder that is the Sister-In-Law of Scot Scheer, our sole Officer and Director.

     (d)           Involvement in Certain Legal Proceedings.

     There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.

     As of the fiscal year ended August 31, 2011, and to the best of our knowledge,we are in compliance.

CODE OF ETHICS

     We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director, Scot Scheer, serve in these capacities.

NOMINATING COMMITTEE

     We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

AUDIT COMMITTEE

     The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

ITEM 11.     EXECUTIVE COMPENSATION.

     Scot Scheer, the Company's sole officer and director does not receive any compensation for his services rendered to the Company since inception, has not received such compensation in the past and is not accruing any compensation pursuant to any agreement with the Company. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. The Company's sole officer and director intends to devote no more than five (5) hours a week to our affairs. However, Mr. Scheer paid certain formation expenses related to the incorporation of the Company and contributed time to such formation and in developing the Company's business concept and plan. The board of directors (consisting solely of Mr. Scheer) valued the formation expenses and services at $3,108 and Mr. Scheer contributed $1449.00 of that amount from his own personal funds and subsequently the company issued 45,000 shares of restricted common stock as founder shares to Mr. Scheer.

     Mr. Scheer will not receive any finder's fee, either directly or indirectly, as a result of his efforts to implement the Company's business plan outlined herein.

     It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain Mr. Scheer for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to Mr. Scheer will not be a consideration in our decision whether to undertake any proposed transaction.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.


     There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

     The following table shows for the period ended August 31, 2011, the compensation awarded (earned) or paid by the Company to its named executive officers or acting in a similar capacity as that term is defined in Item 402(a)(2) of Regulation S-K. There are no understandings or agreements regarding compensation that our management will receive after a business combination that is required to be included in this table, or otherwise.

                                                SUMMARY COMPENSATION TABLE
              ----------------------------------------------------------------------------------------------------
                                                                Non-Equity
Name                                                            Incentive    Nonqualified      All
and                                           Stock    Option      Plan        Deferred       Other
principal                  Salary    Bonus    Awards   Awards  Compensation  Compensation  Compensation    Total
position      Fiscal Year    ($)      ($)      ($)      ($)      ($)         Earnings ($)      ($)          ($)
------------  -----------  -------  -------  -------  -------  ------------  ------------  ------------  ---------

Scot Scheer   From August
President     31, 2010 to
              August 31,
              2011        $   0       --        --       --          --           --      $ 1,449.00*    $1,449.00

-------------------------------

* On August 17, 2010, we issued a total of 45,000 shares of our common stock to Mr. Scheer, at par value $0.0001 per share, as compensation for his services rendered in connection with our corporate formation and developing our business concept and plan.

DIRECTOR COMPENSATION

     We do not currently pay any cash fees to our directors, nor do we pay directors' expenses in attending board meetings.

EMPLOYMENT AGREEMENTS

     We have not entered into any employment agreements with executive officers or other employees to date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     To our knowledge, the following table sets forth, as of December 8, 2011, information regarding the ownership of our common stock by:

       *  Persons who own more than 5% of our common stock

       *  each of our directors and each of our executive officers; and

       *  all directors and executive officers as a group.

     To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending arrangements that may cause a change in control. However, it is anticipated that there will be one or more change of control, including adding members of management, possibly involving the private sale or redemption of our principal shareholder's securities or our issuance of additional securities, at or prior to the closing of a business combination.

     The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the U.S. Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.


                              Amount and Nature of   Percentage
Name and Address              Beneficial Ownership    Of Class
--------------------------    --------------------   ----------

Scot A. Scheer (1)               55,000(2)              55%
780 Reservoir Avenue,#123
Cranston, RI 02910

Lisa DeNunzio                    55,000(3)              55%
780 Reservoir Avenue #123
Cranston,RI 02910

LMIC, Inc.      (4)              10,000(5)              10%
780 Reservoir Avenue,#123
Cranston,RI 02910

    (1) Scot Scheer serves as President, Secretary and sole Director of the Company.

    (2) Represents 45,000 shares of common stock owned individually by Mr. Scheer and 10,000 shares of common stock owned by LMIC,Inc. Mr. Scheer is deemed the indirect beneficial owner of LMIC's shares of common stock since he has voting and investment control over the shares. LMIC is the means by which he and Ms. DeNunzio own 10% of the Company's common stock.

    (3) Represents 45,000 shares of common stock owned individually by Ms. DeNunzio and 10,000 shares of common stock owned by LMIC,Inc. Ms. DeNunzio is deemed the indirect beneficial owner of these shares of common stock since she has voting and investment control over the shares. LMIC is the means by which she and Mr. Scheer own 10% of the Company's common stock.

    (4) LMIC Inc., a Delaware corporation that is currently owned and controled by Moorpark Limited,LLC, a Rhode Island limited liability company that is currently owned equitably by Scot Scheer, (our sole officer and director) and Lisa DeNunzio, Mr. Scheer's Sister-In-Law who serve as its Managing Members.

    (5) Represents shares of common stock owned by LMIC,Inc. Mr. Scheer and Ms. DeNunzio are deemed the indirect beneficial owners of these shares of common stock since they have voting and investment control over the shares. LMIC is the means by which they own 10% of the Company's common stock.

   The above table is based upon information derived from our stock records.
We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned; except as set forth above, applicable percentages are based upon 100,000 shares of common stock outstanding.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS:  NONE.

     There are no arrangements or understandings among the entities and individuals referenced above or their respective associates concerning election of directors or other any other matters which may require shareholder approval.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

   We utilize the office space and equipment of our management at no cost. There have been no transactions since our formation, or any currently proposed transaction, in which we are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest.

Our sole officer and director is Scot Scheer. Our three founding shareholders are Scot Scheer, Lisa DeNunzio, and LMIC, Inc. Lisa DeNunzio is the sister-in-law of Scot Scheer.

LMIC Inc. is a Delaware corporation that is currently owned and controled by Moorpark Limited,LLC, a Rhode Island limited liability company that is currently owned by Scot Scheer,(our sole officer and director) and Lisa DeNunzio who serve as its Managing Members. Scot Scheer and Lisa DeNunzio are deemed the indirect beneficial owners of LMIC,Inc. LMIC is the means by which they own 10% of the Company's common stock.

On August 17, 2010, we issued 45,000 shares of common stock at .0001 par value to Scot Scheer,(our sole officer and director) for $4.50 in exchange for founder services that include Mr. Scheer's paid-in-capital in the approximate amount of $1449 that the Company utlized to pay towards audited financials in the amount of $3000,incorporation fees of $98.00, and annual resident agent fees in the State of Delaware in the amount of $50.00 and developing the Company's business concept.

We issued 45,000 shares of common stock at .0001 par value to Lisa DeNunzio for $4.50 in exchange for founder services that include Ms. DeNunzio's paid-in-captital in the approximate amount of $1449 that the Company utlized to pay towards audited financials in the amount of $3000,incorporation fees of $98.00, and annual resident agent fees in the State of Delaware in the amount of $50.00.

We issued 10,000 shares of common stock at .0001 par value to LMIC, Inc.
for $1.00 in exchange for founder services that include LMIC's paid-in-capital in the amount of $200 that the Company utlized to pay towards the cost of audited financials in the amount of $3000,incorporation fees of $98.00, and annual resident agent fees in the State of Delaware in the amount of $50.00.


Except as otherwise indicated herein,there have been no related party transactions,or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.


  We utilize the office space and equipment of Scot Scheer, our sole officer and director, at no cost.


Scot Scheer, the Company's sole officer and director, and Lisa DeNunzio, shareholder have paid all expenses incurred by the Company, which include only resident agent fees, basic state and local fees and taxes and costs related to filing our Form 10 and Form 10-K with the Securities and Exchange Commission. On a going forward basis, Mr.Scheer and Ms. DeNunzio have verbally committed to taking responsibility for all expenses incurred by the Company through the date of completion of a business transaction described in Item 1 of this Form 10-K. Therefore, the Company will not have any expenses until the consummation of a transaction.

     Except as set forth above, there have been no related party transactions, or any other transactions or relationships required to be disclosed.

     We have not:

      * Established our own definition for determining whether our director and nominees for directors are "independent" nor have we adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current directors would not be deemed to be "independent" under any applicable definition given that they are officers of the Company; nor,

      * Established any committees of the Board of Directors.

     Given the nature of our company, our limited shareholder base and the current composition of our management (consisting solely of Mr. Scheer at the present), our Board of Directors does not believe that we require any corporate governance committees at this time. Our Board of Directors takes the position that management of a target business will establish:

      * Its own Board of Directors,

      * Establish its own definition of 'independent" as related to directors and nominees for directors,

      * Establish committees that will be suitable for its operations after the Company consummates a business combination.

     Our sole officer and director, Mr. Scot Scheer, is deemed to be our "promoter" as defined under the federal securities laws.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

INDEPENDENT PUBLIC ACCOUNTANTS

     The Company has renewed the engagement of PS Stephenson & Co., P.C. to serve as the independent registered public accounting firm responsible for auditing the Company's financial statements for the fiscal year ended August 31, 2011.

AUDIT FEES

     The firm of PS Stephenson & Co., P.C. acts as our principal accountant. Our Shareholders paid $3000.00 on our behalf to PS Stephenson & Co.,
P.C. during the period from August 17,2010 (inception) to August 31, 2010 for its audit of our financial statements which were included in our Form 10 filed with the Securities and Exchange Commission on October 15, 2010, and as amended on November 22, 2010 and December 7, 2010. Our shareholders paid a total of $3000.00 in 2011 on our behalf to PS Stephenson & Co., P.C. for our annual audit fees for fiscal year ending August 31, 2011.

AUDIT-RELATED FEES

     There were no fees billed by PS Stephenson & Co., P.C. for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal year ended August 31, 2011.

TAX FEES

     There were no fees billed by PS Stephenson & Co., P.C. for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended August 31, 2011.

ALL OTHER FEES

     There were no fees billed by PS Stephenson & Co., P.C. for other products and services for the fiscal year ended August 31, 2011.

AUDIT COMMITTEE'S PRE-APPROVAL PROCESS

     The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

                            Big Time Acquisition, Inc.
                         (A DEVELOPMENT STAGE COMPANY)
                           (A DELAWARE CORPORATION)



                               -----------------

                               FINANCIAL REPORTS
                                      AT
                               AUGUST 31, 2011

                               -----------------




                        INDEX TO FINANCIAL STATEMENTS:
                        ------------------------------


Statement                                                                Page*
---------                                                                -----

Report of Independent Registered Public Accounting Firm                   F-1

Balance Sheets at August 31, 2011 and 2010                                F-2

Statements of Operations for the fical year ended                         F-3
August 31, 2011, for the period from August 17, 2010
(inception) through August 31, 2010, and for the period from August 17, 2010,(inception) through August 31, 2011.

Statement of Changes in Stockholders' Equity (Deficit) for the
Year Ended August 31, 2011 and for the period from August 17,2010         F-4
(inception)through August 31, 2010.

Statements of Cash Flows for the fical year ended August 31, 2011,        F-5
for the period from August 17, 2010 (inception) through August 31,
2010, and for the period from August 17, 2010,(inception) through August 31, 2011.

Notes to Financial Statements                                     F-6 to F-15

                              PS STEPHENSON & CO.,P.C.


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------


To the Board of Directors of:
Big Time Acquisition, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Big Time Acquisition, Inc (a Delaware corporation) as of August 31, 2011 and 2010, and the related statements of operations, changes in stockholders' equity, and cash flows for year ended August 31, 2011, the period from inception (August 17, 2010) to August 31, 2010 and the period from inception (August 17, 2010) to August 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big
Time Acquisition, Inc. as of August 31, 2011, and the results of its operations and its cash flows for the year ended August 31, 2011, the initial period from inception (August 17, 2010) to August 31, 2010 and the period from inception (August 17, 2010) to August 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 3 to the financial statements, the Company has no operations, significant assets or cash flows since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/PS STEPHENSON & CO.,P.C.
---------------------------
PS STEPHENSON & CO., P.C.
Wharton, TX
November 23, 2011

                           BIG TIME ACQUISITION, INC.
                        (A Development Stage Company)
                                Balance Sheet




                                                                       August 31,
                                                              ---------------------------
                                                                  2011         2010
                                                              ------------   ------------
                                   ASSETS

    Current Assets

      Cash and cash equivalents                               $         --   $         --
                                                              ------------   ------------


    Total Current Assets                                                --             --
                                                              ------------   ------------

          TOTAL ASSETS                                        $         --   $         --
                                                              ============   ============



                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

    Current Liabilities                                       $         --   $         --
                                                              ------------   -------------


    Total Liabilities                                                   --             --


          TOTAL LIABILITIES                                             --             --


    Stockholders' Equity (Deficit)

         Preferred stock, ($.0001 par value, 10,000,000
          shares authorized; no shares issued and outstanding.)         --             --

         Common stock ($.0001 par value, 100,000,000                    10             10
          shares authorized;100,000 shares issued and
          outstanding

         Additional paid-in capital                                  6,498           3098

         Retained earnings                                          (6,508)         (3,108)
                                                               -------------   ------------
    Total Stockholders' Equity                                           --              --

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $          --              --
                                                               ============    ============





The accompanying notes are an integral part of these financial statements.

                           BIG TIME ACQUISITION, INC.
                         (A Development Stage Company)
                           Statements of Operations
                           For the Year Ended August 31,2011,
                           For the Period From Inception(August 17, 2010) to August 31, 2010, and For the Period From
                           Inception(August 17, 2010) to August 31, 2011


                                                                             Period From        Period From
                                                            Year Ended       Inception to       Inception to
                                                            August 31,2011   August 31, 2010    August 31, 2011
                                                           ----------------  ----------------   ----------------

    Revenues                                               $            --     $           --   $           --


    Operating & Administrative Expenses                    $          3,400    $         3,108  $        6,508
                                                           ----------------    ---------------  ---------------

    Net income(loss)                                       $        (3,139)   $       (3,139)  $        (6,508)

                                                            ===============    ===============  ===============



    Basic and diluted earning per share                    $         (0.03)    $        (0.03)
                                                            ===============    ===============


    Weighted average number of
    common shares outstanding                                      100,000            100,000
                                                            ===============    ===============





The accompanying notes are an integral part of these financial statements.

                                                    BIG TIME ACQUISITION, INC.
                                                  (A Development Stage Company)
                                      Statement of Changes in Stockholders' Equity (Deficit)
                                      For the Period Ended August 31, 2011 and
                                      For the Period From Inception (August 17, 2010) to August 31, 2010


                                                                                                  Deficit
                                                                                                Accumulated
                                          Common           Common           Additional            During
                                           Stock            Stock             Paid-in           Development
                                                           Amount             Capital              Stage           Total
                                         ----------      ----------         ----------          -----------     ----------

Balance, August 17, 2010(Inception)              --      $       --         $       --          $        --     $       --

August 17, 2010 (inception)
Shares issued for services at $.0001
per share                                   100,000      $       10         $    3,098          $        --     $    3,108


Net income (loss) August 31, 2010                --              --                 --              (3,108)         (3,108)

------------------------------------     ----------      ----------         ----------          -----------     ----------

Balance, August 31, 2010                  100,000        $       10        $     3,098          $   (3,108)     $       --
                                         ==========      ==========         ==========          ===========

Stockholder capital contributions                --              --        $     3,400                   --          3,400

Net income (loss) August 31, 2011                --              --                 --              (3,400)         (3,400)

------------------------------------     ----------      ----------         ----------          -----------     ----------

Balance, August 31, 2011                    100,000      $       10        $     6,498          $   (6,508)     $       --
                                         ==========      ==========         ==========          ===========     ===========




The accompanying notes are an integral part of these financial statements.

                                      BIG TIME ACQUISITION, INC.
                                   (A Development Stage Company)
                                     Statements of Cash flows
                                     For the Period Ended August 31, 2011 and
                                     For the Period From Inception (August 17, 2010)
                                     to August 31, 2010, and For the Period From
                                     Inception (August 17, 2010) to August 31, 2011



                                                                                              Period From        Period From
                                                                           Year Ended         Inception to       Inception to
                                                                           August 31,2011     August 31, 2010    August 31, 2011
                                                                           ---------------    ---------------    ----------------
    CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                                                  $        (3,400)   $        (3,400)   $        (6,508)

        Adjustments to reconcile net income to net cash provided (used) by operating activities:

          Common stock issued for services                                              --    $         3,108    $         3,108
                                                                           ---------------    ---------------
            Net cash provided (used) by operating activities               $        (3,400)                --    $        (3,400)

    CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES                                       --                 --                  --
                                                                           ---------------    ---------------    ----------------
    CASH FLOWS USED BY FINANCING ACTIVITIES

      Stockholder capital contributions                                    $         3,400                 --    $           3,400

      Common stock issued for cash                                                      --                 --                   --
                                                                           ----------------   ---------------    -----------------

         Net cash provided by financing activities                         $          3,400                --    $           3,400
                                                                           ---------------    ---------------    -----------------

      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTSW                             --                 --                   --

        CASH AND CASH EQUIVALENTS,INCEPTION                                             --                 --                   --
                                                                           ---------------    ---------------    -----------------

        CASH AND CASH EQUIVALENTS,END OF YEAR                              $            --    $            --    $             --
                                                                           ===============    ===============     ===============



    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                                          $            --    $            --     $            --
                                                                           ===============    ===============     ===============


    Income taxes paid                                                      $            --    $            --     $            --
                                                                           ===============    ===============     ===============



The accompanying notes are an integral part of these financial statements.

BIG TIME ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
As of August 31, 2011

NOTES TO THE FINANCIAL STATEMENTS


Note 1 - Nature of Operations

Big Time Acquisition, Inc.(a development stage company)("Big Time" or the "Company") was incorporated in Delaware on August 17, 2010 with an objective to acquire, or merge with, an operating business.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business ("Business Combination") rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of its sole officer and director of the Company.

Note 2 - Significant Accounting Policies

Basis of presentation

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Development stage company

The Company is a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification. The Company devotes substantially all its efforts on establishing the business, and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's exploration stage activities.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Fiscal year end

The Company's fiscal year end is August 31.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting
Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB
Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph
820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements.
To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1- Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2- Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3- Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company's financial assets and liabilities, such as accrued expenses, approximate their fair values because of the short maturity of these instruments.


The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at August 31, 2011; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal year ended August 31, 2011, for the period from August 17, 2010 (inception) through August 31, 2010 and for the period from August 17, 2010 (inception) through August 31, 2011.

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

  The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.
Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods, and requires increased disclosures.The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding as of August 31, 2011 and 2010.

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

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, which classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities, provides definitions of each category, and uses the indirect or reconciliation method as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.The Company reports the reporting currency equivalent of foreign currency cash flows using the current exchange rate at the time of the cash flows, and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company, as an SEC reporting company, considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting standards

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 "Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements", which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

1. Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2. Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1. Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2. Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets
(Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In August 2010, the FASB issued ASU 2010-21, "Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies" ("ASU 2010-21"), was issued to conform the SEC's reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, "Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies," which was effective April 23, 2009. The
ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, "Accounting for Various Topics:
Technical Corrections to SEC Paragraphs" ("ASU 2010-22"), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics. The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 "Intangibles-Goodwill and Other (Topic 350): When to Perform Step
2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts" ("ASU 2010-28").Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired.
ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 "Business Combinations (Topic 805): Disclosure of Supplementary
Pro Forma Information for Business Combinations" ("ASU 2010-29").
ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements. In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor's ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and
Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB
issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $6,508 at August 31, 2011, and had a net loss of $3,400 and net cash used in operating activities of $3,400 for the fiscal year then ended with no revenues earned since inception.

While the Company is attempting to commence operations and generate revenues, the Company's cash position may not be sufficient enough to support the Company's daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 - Stockholder' Deficit

The Company was incorporated on August 17, 2010. Our three founding shareholders are Scot Scheer, our sole Officer and Director, Lisa DeNunzio, and LMIC, Inc., a Delaware corporation.
Lisa DeNunzio is the Sister-In-Law of Scot Scheer.

 On August 17, 2010, we issued an aggregate of 100,000 shares of our common stock as follows:

We issued 45,000 shares of common stock at .0001 par value to Scot Scheer, (our sole officer and director) for $4.50 in exchange for founder services that include Mr. Scheer's paid-in-capital in the approximate amount of $1449 that the Company utlized to pay towards audited financials in the amount of $3,000,incorporation fees of $98,and annual resident agent fees in the State of Delaware in the amount of $50 and developing the Company's business concept.

We issued 45,000 shares of common stock at .0001 par value to Lisa DeNunzio for $4.50 in exchange for founder services that include Ms. DeNunzio's paid-in-captital in the approximate amount of $1449 that the Company utlized to pay towards audited financials in the amount of $3,000,incorporation fees of $98, and annual resident agent fees in the State of Delaware in the amount of $50.

We issued 10,000 shares of common stock at .0001 par value to LMIC, Inc.
for $1.00 in exchange for founder services that include LMIC's paid-in-capital in the amount of $200 that the Company utlized to pay towards the cost of audited financials in the amount of $3,000,incorporation fees of $98, and annual resident agent fees in the State of Delaware in the amount of $50.

There were no common stock issuances during the fiscal year ended August 31, 2011. During the fiscal year ended August 31, 2011, the Company received stockholder capital contributions of $3,400 to offset general and administrative expenses of the Company.

Note 5 - Income Taxes

Deferred tax assets

At August 31, 2011, the Company had net operating loss ("NOL") carry-forwards for Federal income tax purposes of $6,508 that may be offset against future taxable income through 2031. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets of approximately $2,213 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $6,508.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $1,156 and $1,057 for the fiscal year ended August 31, 2011 and for the period from August 17, 2010 (inception) through August 31, 2010, respectively.

Components of deferred tax assets at August 31, 2011 and, 2010 are as follows:



                                          August 31, 2011      August 31, 2010
Net deferred tax assets - Non-current:    <c>                  <c>


Expected income tax benefit from
NOL carry-forwards                           $2,213                  $1,057
Less valuation allowance                     (2,213 )               ( 1,057 )

Deferred tax assets, net of
valuation allowance                          $     -                 $      -
                                             ---------              ----------


Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:


                                   For the  Fiscal Year              For the period from
                                   Ended August  31, 2011.           August 17, 2010,(inception)
                                                                     Through August 31, 2010.
Federal statutory income
tax rate                                  34.0 %                            34%
Change in valuation allowance
on net operating loss carry-forwards     (34.0)%                           (34)%
Effective income tax rate                  0.0 %                           0.0 %


 Note 6 - Related Party Transactions

Due to stockholders

None.

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 7 - Contingencies

None.

Note 8 - Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that there are no reportable subsequent events to be disclosed.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Regulations under the Exchange Act, require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of August 31, 2011, our CEO and CFO believe that:

Disclosure Controls and Procedures

Regulations under the Exchange Act, require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of August 31, 2011, our CEO and CFO believe that:

   (i) our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and
   (ii) our disclosure controls and procedures are effective.

Internal Control over Financial Reporting

(a) Management's annual report on internal control over financial reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting.
Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by,or under the supervision of, the Company's principal executive officer and principal financial officer and effected by the Company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, the Company's internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of August 31, 2011, the Company's internal controls over financial reporting were effective.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule15d-15(d) promulgated under the Exchange Act that occurred during our last fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Current Management

Set forth below is a summary of our sole executive officer and director's business experience for the past 5 years. The experience and background of our sole director, as summarized below, was a significant factor in his previously being nominated as a director of the Company.

Scot Scheer - President, Secretary, Treasurer, and Director.

Mr. Scheer, age 54, was appointed as our sole officer and sole director on August 17, 2011. Concurrent to his position with the Company, Mr.Scheer was the President and founder of Magic Mortgage Inc., a private Rhode Island Corporation engaged in mortgage brokerage in 2007. Mr. Scheer was responsible for business development.
Since 2008, Mr. Scheer has been the manager and founder of Assisted Recovery, a private Rhode Island Corporation that provides outpatient opiate, drug and alcohol detoxification for patients in Rhode Island. He supervises the Medical staff which includes four psychiatrists and an internal medicine doctor and a pharmacy. His responsibilities include marketing and business development.

In addition, Mr. Scheer is the President, and Director of LMIC, Inc., an SEC non-reporting blank check company trading on the Over the Counter Bulletin Board, stock symbol, LMII. Scot Scheer was elected President and Director of LMIC, Inc. on June 9, 2009. Scot has successfully procured the restoration, renewal and revival of LMIC Inc.'s Delaware corporate charter. In 2011, Mr. Scheer purchased an interest in Phusion Pharmacy, LLC, a compounding pharmacy located in Coventry, RI where he is responsible for business development.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on a review of the copies of such forms received by us, and to the best of our knowledge, the following reports during the fiscal year ended August 31, 2011 were untimely filed by any executive officer, director, or greater than 10% stockholder:

None.

Code of Ethics

We have not yet adopted a code of business conduct and ethics that applies to all directors, officers and employers as we have not had the resources to do so.

Audit Committee; Audit Committee Financial Expert

We do not have an audit committee and, therefore, the respective role of an audit committee has been conducted by our Board of Directors as a whole.

ITEM 11.  EXECUTIVE COMPENSATION.

Neither our current nor our former officers and directors have received any compensation for services rendered to us, have received compensation from us in the past, and are not accruing any compensation pursuant to any agreement with us. However, our officers and directors anticipate receiving benefits as a beneficial stockholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees. We had no options outstanding as of August 31, 2011.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction. There are no understandings or agreements regarding compensation our management will receive after a business combination or otherwise.

  Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee. Our sole officer and director, is not compensated for his services to our Board, no current or former officer or employee participated in deliberations of our Board concerning executive officer compensation during the last completed fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of August 31, 2011 for each of our directors and officers; all directors and officers as a group; and each person known by us to beneficially own five percent or more of our common stock.



                              Amount and Nature of   Percentage
Name and Address              Beneficial Ownership    Of Class
--------------------------    --------------------   ----------

Scot A. Scheer (1)               55,000(2)              55%
780 Reservoir Avenue,#123
Cranston, RI 02910

Lisa DeNunzio                    55,000(3)              55%
780 Reservoir Avenue #123
Cranston,RI 02910

LMIC, Inc.      (4)              10,000(5)              10%
780 Reservoir Avenue,#123
Cranston,RI 02910

    (1) Scot Scheer serves as President, Secretary and sole Director of the Company.

    (2) Represents 45,000 shares of common stock owned individually by Mr. Scheer and 10,000 shares of common stock owned by LMIC,Inc. Mr. Scheer is deemed the indirect beneficial owner of LMIC's shares of common stock since he has voting and investment control over the shares. LMIC is the means by which he and Ms. DeNunzio own 10% of the Company's common stock.

    (3) Represents 45,000 shares of common stock owned individually by Ms. DeNunzio and 10,000 shares of common stock owned by LMIC,Inc. Ms. DeNunzio is deemed the indirect beneficial owner of these shares of common stock since she has voting and investment control over the shares. LMIC is the means by which she and Mr. Scheer own 10% of the Company's common stock.

    (4) LMIC Inc., a Delaware corporation that is currently owned and controled by Moorpark Limited,LLC, a Rhode Island limited liability company that is currently owned equitably by Scot Scheer, (our sole officer and director) and Lisa DeNunzio who serve as its Managing Members.

    (5) Represents shares of common stock owned by LMIC,Inc. Mr. Scheer and Ms. DeNunzio are deemed the indirect beneficial owners of these shares of common stock since they have voting and investment control over the shares. LMIC is the means by which they own 10% of the Company's common stock.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE.

Related Party Transactions

Our sole officer and director is Scot Scheer. Our three founding shareholders are Scot Scheer, Lisa DeNunzio, and LMIC, Inc. Lisa DeNunzio is the sister-in-law of Scot Scheer. LMIC Inc. is a Delaware corporation that is currently owned and controlled by Moorpark Limited,LLC, a Rhode Island limited liability company that is currently owned by Scot Scheer,(our sole officer and director) and Lisa DeNunzio who serve as its Managing Members. Scot Scheer and Lisa DeNunzio are deemed the indirect beneficial owners of LMIC,Inc. LMIC is the means by which they own 10% of the Company's common stock.

Director Independence

Our sole director is not "independent" as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and Nasdaq's Marketplace Rule 5605(a)(2).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

For the Company's fiscal years ended August 31, 2011 and 2010, we were billed approximately $3,000 and $3,000, respectively for professional services rendered for the audit and reviews of our financial statements.

Pre-Approval Policies and Procedures of the Audit Committee

 Our Board, acting as the audit committee, approves the engagement of our independent auditors and is also required to pre-approve all audit and non-audit expenses. In the fiscal year ended August 31, 2011, 100%, 100%, and 100% of our Audit-Related Fees, Tax Fees, and All Other Fees, respectively, were pre-approved by the Board.

Tax Fees

For the Company's fiscal years ended August 31, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended August 31, 2011 and 2010.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

1)   approved by our audit committee; or

2) entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.
The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

  PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements; Schedules

Our consolidated financial statements for the fiscal years ended
August 31, 2011 and 2010 begin on page F-1 of this annual report.
We are not required to file any financial statement schedules.

Exhibits

Exhibit No.       Description
-----------       ------------

3.1           Certificate of Incorporation (1)
3.2           Bylaws (1)
10.0          Common Stock Purchase Agreement dated August 17, 2010(1)
31.1          Section 302 Certificate of Chief Executive Officer *
31.2          Section 302 Certificate of Chief Financial Officer *
32.1          Section 906 Certificate of Chief Executive Officer *


* Filed herewith.

(1) Filed on October 15, 2010 as an exhibit to our Registration
Statement on Form 10, and incorporated herein by reference.



                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Big Time Acquisition, Inc.


Dated: December 8, 2011                  By: /s/  Scot Scheer
                                         ----------------------------------
                                         Scot Scheer
                                         President and Director
                                         Principal Executive Officer
                                         Principal Financial Officer


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                    Title                                             Date
                    -----                                             -----

/s/ Scot Scheer     President, Secretary, Chief Financial           December 8,
------------------  Officer and Director                            2011
Scot Scheer


