Form 10-Q
period 2012-05-28
Big Time Acquisition, Inc.
filed 2012-07-17
CIK 1499684

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


                  For the quarterly period ended May 28, 2012

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

            Large Accelerated Filer o  Accelerated Filer o
            Non-Accelerated Filer o    Smaller Reporting Company x


            Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes x No o

            State the number of shares outstanding of each of the issuer's classes of common equity,as of July 17, 2012: 100,000 shares of common stock.





--------------------------------------------------------------------------------




                                   Big Time Acquisition, Inc.

                                          FORM 10-Q

                                        May 28, 2012

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


SIGNATURE



--------------------------------------------------------------------------------

                           Big Time Acquisition, Inc.
                         (A DEVELOPMENT STAGE COMPANY)
                           (A DELAWARE CORPORATION)



                               -----------------

                               FINANCIAL STATEMENTS
                                      AT
                                 May 28, 2012

                               -----------------




                        INDEX TO FINANCIAL STATEMENTS:
                        ------------------------------


Statements                                                                Page*
----------                                                                -----

Balance Sheets at May 28, 2012 and                                        F-1
August 31, 2011(Unaudited)

Statements of Operations for the Three and Nine Months
ended May 28,2012 and for the period from August 17,                      F-2
2010(inception) through May 28,2012 (Unaudited)

Statement of Changes in Stockholders' Equity (Deficit) for the            F-3
for the period from August 17,2010(inception)through
May 28, 2012 (Unaudited).

Statements of Cash Flows for the Three and Nine Months ended              F-4
May 28, 2012,and for the period from August 17, 2010
(inception) through May 28,2012 (Unaudited)

Notes to Financial Statements                                       F-5 to F-8

                           BIG TIME ACQUISITION, INC.
                        (A Development Stage Company)
                                Balance Sheet






                                                             As of May       As of August
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

                           BIG TIME ACQUISITION, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                For the Three Months Ended     For the Nine Months Ended
                                                --------------------------     ------------------------
                                                                                                           For the Period From
                                                    May 28,2012                  May 28,2012               Inception to
                                                                                                           May 28,2012

                                                    ----------------            ----------------           ----------------

    Revenues                                        $             --             $             --          $             --


    Operating & Administrative Expenses             $             --             $             --          $          6,508
                                                    ----------------             ----------------          ----------------

    Net income(loss)                                $             --             $             --          $         (6,508)

                                                     ===============              ===============          ===============



    Basic and diluted earnings per share            $             --             $            --
                                                     ===============              ===============




    Weighted average number of
    common shares outstanding                                 100,000                      100,000
                                                      ===============               ===============






The accompanying notes are an integral part of these financial statements.

                                                    BIG TIME ACQUISITION, INC.
                                                  (A Development Stage Company)
                                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                      For the Period From Inception (August 17, 2010) to May 28, 2012
                                                    (Unaudited)


                                                                                                  Deficit
                                                                                                Accumulated
                                          Common           Common           Additional            During
                                           Stock            Stock             Paid-in           Development
                                                           Amount             Capital              Stage           Total
                                         ----------      ----------         ----------          -----------     ----------

Balance, August 17, 2010(Inception)              --      $       --         $       --          $        --     $       --

August 17, 2010 (inception)
Shares issued for services at $.0001
per share                                   100,000      $       10         $    3,098          $        --     $    3,108


Net income (loss) August 31, 2010                --              --                 --              (3,108)         (3,108)

------------------------------------     ----------      ----------         ----------          -----------     ----------

Balance, August 31, 2010                  100,000        $       10        $     3,098          $   (3,108)     $       --
                                         ==========      ==========         ==========          ===========

Stockholder capital contributions                --              --        $     3,400                   --          3,400

Net income (loss) August 31, 2011                --              --                 --              (3,400)         (3,400)

------------------------------------     ----------      ----------         ----------          -----------     ----------

Balance, May 28, 2012                       100,000      $       10        $     6,498          $   (6,508)     $       --
                                         ==========      ==========         ==========          ===========     ===========




The accompanying notes are an integral part of these financial statements.

                                      BIG TIME ACQUISITION, INC.
                                    (A Development Stage Company)
                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)




                                                              For the              For the
                                                              Three Months Ended   Nine Months Ended
                                                              ---------------      ------------------       For the period
                                                               May 28,2012          May 28, 2012            of Inception to
                                                                                                            May 28,2012
                                                              ---------------      ------------------       -----------------
    CASH FLOWS FROM OPERATING ACTIVITIES

        Net income (loss)                                    $            --      $            --           $         (6,508)

        Adjustments to reconcile net income to net cash provided (used) by operating activities:

          Common stock issued for services                                --      $            --           $          3,108
                                                               ---------------      ---------------
           Net cash provided (used) by operating activities  $            --                   --           $         (3,400)

    CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES                         --                   --                         --
                                                                ---------------      ---------------        ----------------
    CASH FLOWS USED BY FINANCING ACTIVITIES

      Stockholder capital contributions                      $               --                   --        $          3,400

      Common stock issued for cash                                           --                   --                       --
                                                                ----------------    ----------------        -----------------

         Net cash provided by financing activities           $               --                   --        $          3,400
                                                                ---------------     ----------------        -----------------

      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTSW                  --                   --                       --

        CASH AND CASH EQUIVALENTS,INCEPTION                                  --                   --                       --
                                                                ---------------     ----------------         -----------------

        CASH AND CASH EQUIVALENTS,END OF YEAR                $               --     $             --         $             --
                                                                 ===============     ===============           ===============



    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Interest paid                                            $            --        $            --          $              --
                                                              ===============        ===============           ===============


    Income taxes paid                                        $            --        $            --          $              --
                                                              ===============        ===============           ===============



The accompanying notes are an integral part of these financial statements.

Big Time Acquisition, Inc.
(A DEVELOPMENT STAGE COMPANY)
May 28, 2012
(UNAUDITED)

NOTES TO THE FINANCIAL STATEMENTS


Note 1 - Nature of Operations

Big Time Acquisition Inc. (a development stage company) ("Big Time" or the "Company") was incorporated in Delaware on August 17, 2010, with an objective to acquire, or merge with, an operating business. As of May 28,2012, the Company had not yet commenced any operations.

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

Note 2 - Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.
Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the period from August 17, 2010 (Inception) through the end of its fiscal year August 31, 2011 and notes thereto contained in the Company's interim period report ending May 28, 2012.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at May 28,2012 nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from August 17, 2010 (inception) through end of fiscal year August 30, 2011 and interim period from August 31,2011 through May 28,2012.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of May 28, 2012.

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

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $6,508 at May 28,2012 and had a net loss of $3,400.00 and cash used in operations of $0 for the interim period ended
May 28,2012,respectiveley with no revenues earned since inception.

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

During the nine months ended May 28,2012 the shareholders contributed $0 for business expenses and $0 for paid in capital.

Note 5 - Related Party Transaction

The Company has been provided office space by its Chief
Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 6 - Subsequent Events

The Company has evaluated all events that occured after the balance sheet date of May 28, 2012 through July 17, 2012, the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there are no reportable subsequent events to be disclosed.

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

                                      1
-----------------------------------------------------------------------
Results of Operation

We have not had any operating income since inception.For the period ended May 28,2012, we incurred a net loss of $0.00 and since inception we have incurred a net loss of $6,508.
Expenses from inception were comprised of costs mainly associated with legal,franchise tax, accounting and office expense.

Liquidity and Capital Resources

At May 28,2012, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a net loss of $6,508 from inception, and used $0 cash in operations for the interim period ending May 28,2012. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter ended May 28,2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                      4
------------------------------------------------------------------------


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments during the quarter ended May 28, 2012 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.


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


Signature               Title             Date

/s/ Scot A. Scheer
------------------      CEO and CFO       July 17,2012