Form 10-Q/A
period 2012-02-28
Big Time Acquisition, Inc.
filed 2012-09-26
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED February 28, 2012.

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

[X ]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 13, 2012:100,000 shares of common stock.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q Quarterly Report (the "Amendment") amends the Form 10-Q Quarterly Report of Big Time Acquisition, Inc. (the "Company") for the quarter ended February 28, 2012 originally filed with the U.S. Securities and Exchange Commission on April 13, 2012 (the "Original Form 10-Q"). The sole purpose of this Amendment is to furnish the interactive data files that comprise Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Form 10-Q and includes files relevant to Exhibit 101.

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

Dated: September 26, 2012