Form 10-K/A
period 2012-08-31
Z Holdings Group, Inc.
filed 2013-02-26
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File No. 000-26186

Z HOLDINGS GROUP, INC.

(Name of registrant in its charter)

Delaware	84-1209978
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

780 Reservoir Avenue, #123

Cranston, RI 02910

(Address of principal executive offices)

Issuer’s telephone number: 401-641-0405

Securities Registered pursuant to Section 12(b) of the Act: None.

Securities Registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.000006 par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes ☐ No

Note – checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated Filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2012 was $nil based on a $nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note. – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 26, 2013
Common Stock, $.000006 par value	99,765,275

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in Part IV of this Form 10K/A.

Merger Agreement by and among Big Time Acquisition, Inc. and Z Holdings Group, Inc. filed as Exhibit 2.1 to Form 8K filed on November 2, 2012. Articles of Incorporation of Big Time Acquistion, Inc. filed as Exhibit 3.1 to Form 10-12G filed October 15, 2010. Restated Articles of Incorporation filed by Z Holdings Group, Inc. as Exhibit 3.1 to Form 8K filed on November 2, 2012. The Bylaws of Big Time Acquisition, Inc. filed as Exhibit 3.2 to Form 10-12G filed October 15, 2010. Restated Bylaws of Z Holdings Group, Inc. filed as Exhibit 3.2 to Form 8K filed on November 2, 2012.

EXPLANATORY NOTE REGARDING THIS FORM 10 K/A

This Amendment No. 1 to the Annual Report on Form 10-K of Z Holdings Group, Inc. FKA Big Time Acquisition, Inc. until October 31, 2012, (the "Company") for the fiscal year ended on August 31, 2012, as originally filed on December 14, 2012 (such Annual Report on Form 10-K being referred to as the "Annual Report," and this Amendment No. 1 as "Amendment No. 1"), is being filed to correct the following:

1) The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2012 was $nil based on a $nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. In our original filing of Form 10 K on December 14, 2012, we provided information for Z Holdings Group, Inc., our successor in a merger that was completed on October 31, 2012.

2) We Incorporated the following documents by reference as stated in Part IV of the Form 10K originally filed on December 14, 2012 but did not reference the documents as required in the Form 10 instructions at the beginning in “Documents Incorporated by Reference” to the Form 10K. We now have referenced the Merger Agreement by and among Big Time Acquisition, Inc. and Z Holdings Group, Inc. filed as Exhibit 2.1 to Form 8K filed on November 2, 2012. Articles of Incorporation of Big Time Acquistion, Inc. filed as Exhibit 3.1 to Form 10-12G filed October 15, 2010. Restated Articles of Incorporation filed by Z Holdings Group, Inc. as Exhibit 3.1 to Form 8K filed on November 2, 2012. The Bylaws of Big Time Acquisition, Inc. filed as Exhibit 3.2 to Form 10-12G filed October 15, 2010. Restated Bylaws of Z Holdings Group, Inc. filed as Exhibit 3.2 to Form 8K filed on November 2, 2012.

3) Amended the content in Item 1. Description of Business, parts (a), (b) and (c).

4) Amended the Statement of Cash Flows regarding Net Loss for fiscal years ending August 31, 2012 and 2011.

5) Amended the Notes to Financial Statements, Note 1- Nature of Operations and Note 8- Subsequent Events to reflect additional information regarding the merger of Z Holdings Group, Inc. into Big Time Acquisition, Inc.

6) We are including the interactive data files that comprise Exhibit 101 that were not filed with the 10 K on December 14, 2012. The Amendment revises the exhibit index included in Part IV, Item 15 of the Original Form 10-K and includes files relevant to Exhibit 101.

This Amendment No. 1 is intended to, and does reflect events occurring after the filing of the Annual Report, and does update the disclosures therein to reflect the changes described above. Accordingly, this Amendment No. 1 should also be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the Annual Report on December 14, 2012.

FORWARD-LOOKING STATEMENTS

Subject to Section 21 E, of the exchange Act, this Amendment No. 1 to the Annual Report on Form 10-K/A contains forward-looking statements. The forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions regarding the Company.

When used in this Annual Report, the words "plan", "believes," "continues," "expects," "anticipates," "estimates," "intends", "should," "would," "could," or "may," and similar expressions are intended to identify forward looking statements.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or growths to be materially different from any future results, events or growths expressed or implied in this Annual Report.

The disclosure in this annual report relates primarily to Z Holdings Group, Inc,(“ZHLD” and sometimes referred to as “We”,“Us”,“Our”,“Company”,“Registrant” “LMIC, Inc”., “LMIC”, “Successor” or“Successor Registrant”) a“shell company” that became the surviving company and Successor Registrant at the effective time of the Share Exchange with Big Time Acquisition, Inc.(sometimes referred to as “Big Time”, “BTA” or “Predecessor”) on October 31, 2012.

Part I

ITEM 1. DESCRIPTION OF THE BUSINESS

(a) Background of Big Time Acquisition, Inc.

Big Time Acquisition, Inc. (a development stage company) was incorporated in Delaware on August 17, 2010 with an objective to acquire, or merge with, an operating business. BTA was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. BTA’s principal business objective for the next 12 months and beyond such time was to achieve long-term growth potential through a combination with a business ("Business Combination") rather than immediate, short-term earnings. At August 31, 2012, there were 100,000,000 shares of common stock authorized and 50,000,000 shares of preferred stock authorized. There were outstanding 100,000 shares of common stock held by three shareholders.

      Subsequently, on October 31, 2012 ZHLD merged with and into BTA with ZHLD as the surviving corporation. The Agreement by and among BTA and ZHLD is filed as Exhibit 2.1 to Form 8K filed on November 2, 2012.

(b) Background of Z Holdings Group, Inc.

 ZHLD began its existence as the Pacific Development Corporation which was incorporated under the laws of State of Colorado on September 21, 1992. On March 23, 2000, through a reincorporation, Pacific and Cheshire Holdings, Inc. were merged into a single corporation existing under the laws of the State of Delaware, with Cheshire Holdings, Inc. being the surviving corporation. The name of the surviving corporation was changed to Cheshire Distributors, Inc. On July 17, 2003 Cheshire Distributors, Inc. changed its name to LMIC, Inc. LMIC, Inc. through its wholly owned subsidiary LMIC Manufacturing, Inc. was a contract electronics manufacturing services firm. On August 3, 2012, we restated our certificate of incorporation and bylaws including but not limited to changing our name from LMIC, Inc. to Z Holdings Group, Inc., (“report). We are a “shell company”. On October 31, 2012, we merged with and into Big Time Acquisition, Inc.(“Predecessor”), a Delaware Form 10 shell company that was majority controlled by our majority shareholders with the same sole officer and director and we became successor registrant pursuant to Rule 12g-3 of the exchange Act.

(c) History of ZHLD

 On May 6, 2005, LMIC filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Southern District of New York, (case no. 05-13274) and subsequently converted to Chapter 7 on June 30, 2005. The Company's assets were transferred to a United States Trustee and the Company terminated its business operations. The Bankruptcy Trustee disposed of substantially all the assets of the Company. LMIC, Inc. became a “shell company” as defined by SEC Release No. 33-8869. On February 23, 2009, the Trustee for LMIC, Inc. in proceedings under Chapter 7 of US Bankruptcy Code filed a notice of motion for the sale of the Company’s corporate entity through the sale of 80,000,000 restricted shares of the Company’s authorized yet unissued common stock to Moorpark Limited, LLC, a Rhode Island Limited Liability Company,(“Moorpark”). The accounts of the former subsidiary of LMIC were not included in the sale and have not been carried forward.

On March 31, 2009 pursuant to 11 USC Section 363, a judgment order was issued allowing the Trustee to sell and transfer all of his right, title and interest in eighty million shares of restricted common stock of LMIC, Inc. to Moorpark. In addition, the federal court order allowed Moorpark to file any and all documents with the SEC that may be required to bring Z Holdings, Inc. into good standing. On September, 19 2008, the Trustee sold 80,000,000 shares of restricted common voting stock to Moorpark in certificated form. On April 16, 2009, the Trustee abandoned all of his rights and interest in the corporate charter and bylaws of the Registrant. On June 9, 2009, by the requisite vote of the majority of the shareholders by written consent in lieu of a shareholder meeting pursuant to Delaware General Corporate Laws, Scot Scheer was appointed our sole officer and director ( 8K filed with SEC by the Company on June 11, 2009 incorporated herein by reference).

The chapter 7 bankruptcy case was closed on November 14, 2011. LMIC, Inc. voluntarily deregistered its common stock on December 23, 2009. The reason for deregistering our common stock at that time was due to the lack of financial information available to perform an audit for our year end 2004.

Since June 11, 2009, the Company has been engaged in business development efforts and obtaining initial financing. Our majority shareholder, Moorpark has made financial contributions and provided services to keep the company operating as a going concern. There is no guarantee that Moorpark will continue making any ongoing financial contributions or provide any future services on behalf of the Company. The Company is a developmental stage company and desires to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is the same as our predecessor which is to seek the acquisition of or merger with, an existing operating company.

The reason for the merger is that our management believes that we will be more attractive to a private company if we continue to report under the Act as Successor. Furthermore, we may now qualify to list on the Pink OTC Markets tier OTCQB. The Company will now be able to significantly lower expenses and have more access to financing. Our sole director and officer can focus more intently on us locating an attractive private company since he was also the sole director and officer of our predecessor which was also looking to merge with a private company.

As of the most recent audited period, the Company has generated no revenues or earnings from operations, possesses no significant assets or financial resources and has no cash on hand. The Independent Auditor's Report to Predecessor’s financial statements for the audit period beginning on September 1, 2011 and ending August 31, 2012 are included in this report. The Independent Auditor's Report to the Company’s financial statements indicates that there are a number of factors that raise substantial doubt about the Company’s ability to continue as a going concern. Such doubts identified in the report include the fact (i) that the Company has not established any source of revenue to cover its operating costs; (ii) that the Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; (iii) that the Company will offer noncash consideration and seek equity lines as a means of financing its operations; (iv) that if it the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

The Company is an “emerging growth company” (“EGC”), that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (the JOBS Act). The JOBS Act eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commissions (SEC’s) reporting and disclosure rules (See Emerging Growth Companies Section Below) and the Company has elected December 31 as its calendar year end.

(d) Business of Issuer

The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the SEC) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2, the Company also qualifies as a shell company, because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company is organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Scot Scheer, the sole officer and director of the Registrant. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	Strength and diversity of management, either in place or scheduled for recruitment;

(d)	Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

(f)	The extent to which the business opportunity can be advanced;

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)	Other relevant factors.

In applying the foregoing criteria, none of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity; the respective needs and desires of the Registrant and the promoters of the opportunity; and, the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity.

In addition, depending upon the transaction, the Registrant’s current stockholders may be substantially diluted to less than 20% of the total issued and outstanding shares of the surviving entity and possibly even eliminated as stockholders by an acquisition.

The present stockholders of the Registrant will likely not have control of a majority of the voting securities of the Registrant following a reorganization transaction. As part of such a transaction, all, or a majority of, the Registrant's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

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

We presently have no employees apart from our management, which consists of one person, our sole officer and director, Scot Scheer. Our sole officer and director is engaged in outside business activities and anticipates that he will devote to our business approximately five (5) hours per week until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Furthermore, the analysis of new business opportunities will be undertaken by or under the supervision of Scot Scheer, the sole officer and director of the Company, who is not a professional business analyst and in all likelihood will not be experienced in matters relating to the target business opportunity. The inexperience of Mr. Scheer and the fact that the analysis and evaluation of a potential business combination is to be taken under his supervision may adversely impact the Company’s ability to identify and consummate a successful business combination. There is no guarantee that Mr. Scheer will be able to identify a business combination target that is suitable for the Company.

(c) Reports to security holders.

(1)	The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

(2)	The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3)	The public may read and copy any materials the Company files with the SEC in the SEC's Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

EMERGING GROWTH COMPANY

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

(a) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;
(b) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;
(c) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or
(d) the date on which such issuer is deemed to be a large accelerated filer, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.
(e) until the Company triggers one of the disqualification provisions in Sections 2(a)(19)(A)-(D) of the Securities Act.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(b) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

ITEM 1A. RISK FACTORS

Opt-in right for emerging growth company

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Our sole officer and director is not a professional business analyst and in all likelihood will not be experienced in matters relating to the target business opportunity.

The analysis of new business opportunities will be undertaken by or under the supervision of Scot Scheer, our sole officer and director, who is not a professional business analyst and in all likelihood will not be experienced in matters relating to the target business opportunity. The inexperience of Mr. Scheer and the fact that the analysis and evaluation of a potential business combination is to be taken under his supervision may adversely impact our ability to identify and consummate a successful business combination. There is no guarantee that Mr.Scheer will be able to identify a business combination target that is suitable for us.

Current economic conditions may preclude us from entering into a merger or acquisition and obtaining funding.

Current economic and financial conditions are volatile. Business and consumer concerns over the economy, geopolitical issues, the availability and cost of credit, the U.S. financial markets and the national debt have contributed to this volatility. These factors, combined with declining and failing businesses, reduced consumer confidence and increased unemployment, have caused a global slowdown. We cannot accurately predict how long these current economic conditions will persist, whether the economy will deteriorate further or how we will be affected.

We have no operating history since June 30, 2005, no revenue and we lack profitable operations. We will, in all likelihood, sustain expenses and costs related to accounting, the filing of Exchange Ace reports and consummating a business combination without corresponding revenues, at least until the consummation of a business combination. This lack of operations and revenues may result in us incurring a net loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. Because of our lack of profits and possible increasing net losses and lacking operations, target business opportunities may decide to forgo a business combination with us.

Our financial position, having no significant assets, financial resources and no revenues, raises substantial doubt about our ability to continue as a going concern. Our Class A common stock presently trades on the OTC Markets Group electronic quotation system on the OTC Pink tier under the stock symbol ZHLD. We are subject to the penny stock rules and regulations. There are approximately 99,765,275 shares of our Class A Common Stock issued and outstanding. There are approximately 343 record shareholders. We have six market makers. We may be able to use our restricted stock for raising capital, in the equity markets which may give us a competitive advantage over our competition, but not until our Class A common stock is registered pursuant to, or exempt from registration under the Securities and Exchange Act, and, any other applicable federal or state securities laws or regulations. Target firms may consider a merger or acquisition with us, to gain the advantages and perceived benefits of becoming a public corporation. Our financial position and current economic volatility may prevent us from identifying and pursuing a business combination with a target company seeking these benefits and funding sources.

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

There is competition for those private companies suitable for a merger transaction of the type contemplated by management and we are at a competitive disadvantage to some of our competitors and may reduce the likelihood of us consummating a deal.

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

We are a development stage and emerging growth company, and our future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

We were incorporated in Delaware on December 30, 1999 and are considered to be in the development emerging growth stage. The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

We have no existing agreement for a business combination or other transaction and there is no guarantee that we will be able to negotiate a transaction that will benefit our shareholders.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting approximately five (5) hours per week to our affairs. Our sole officer, Mr. Scot Scheer, believes that communicating with professionals in the industry approximately five (5) hours per week will be sufficient to locate a suitable acquisition candidate. Our sole officer has not entered into written employment agreements with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

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

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the Investment Company Act), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

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

There is currently a trading market for our common stock, but liquidity of shares of our common stock is limited.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction. We voluntarily deregistered our common stock on December 23, 2009, but our common stock continues to trade on the OTC Markets Group electronic quotation system on the OTC Pink tier. ZHLD is our stock symbol; our CUSIP number is 9887T100. Our stock is thinly traded with low trading volume. Further, no increase in volume is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a super 8K and files a registration statement under the Securities Act of 1933, as amended (the Securities Act) for any shares that may be issued pursuant to business combination. Therefore, our outstanding restricted shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.

Shareholders of our restricted common stock may not rely on Rule 144 of the Securities Act of 1933 and must register any re-sales of our common stock under the Securities Act of 1933 or season their shares for one year from and when we are deemed to be reporting company.

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

Shares eligible for future sale may adversely affect the market price of our Common Stock.

If we cease to be a shell, certain of our stockholders may be eligible from time to time to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. Any substantial sale of our Common Stock pursuant to Rule 144 may have an adverse effect on the market price of our Common Stock.

The market price of our Common Stock is uncertain.

Before and after the Share Exchange, there was and is a public trading market for our Common Stock. We cannot predict the prices at which our Common Stock will continue to trade after the merger. The price per share implied in the Share Exchange was determined through negotiations with Big Time, and it may not bear any relationship to the market price at which our Common Stock will trade after the Share Exchange or to any other established criteria of its value. It is possible that in some future period our operating results may be below the expectations of public market analysts and investors and, as a result of these and other factors, the price of our Common Stock may fall.

The price of our Common Stock may fluctuate significantly.

Stock of public companies can experience extreme price and volume fluctuations. These fluctuations often have been unrelated or out of proportion to the operating performance of such companies. We expect our stock price to be similarly volatile. These broad market fluctuations may continue and could harm our stock price. Any negative change in the public’s perception of the prospects of our business or companies in our industry could also depress our stock price, regardless of our actual results. Factors affecting the trading price of our Common Stock may include:

•	Variations in operating results;

•	Announcements of technological innovations, new products or product enhancements, strategic alliances, or significant agreements by us or by competitors;

•	Recruitment or departure of key personnel;

•	Litigation, legislation, regulation, or technological developments that adversely affect our business; and

•	Market conditions in our industry, the industries of our customers, and the economy as a whole.

Further, the stock market in general, and securities of smaller companies in particular, can experience extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our Common Stock, which could cause a decline in the value of our Common Stock. You should also be aware that price volatility might be worse if the trading volume of our Common Stock is low.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

There are issues impacting liquidity of our securities with respect to the fact that we will need to file a resale registration statement to create liquidity in our common stock.

Although our shares of common stock issued prior to a business combination or reverse merger do trade, any newly issued restricted stock pursuant to a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act or other available exemption, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of common stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

We have never paid dividends on our common stock and if we do not pay dividends in the future then our shareholders can only benefit from their shares by selling such stock either in the public market place or in a private transaction.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be reinvested into us to further our business strategy.

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

We are a development stage company and have had no revenue from operations since adopting Fresh Start Accounting on May 7, 2005. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

We intend to issue more shares in a merger or acquisition, which will result in substantial dilution.

The total number of shares of all classes of capital stock that the corporation has authority to issue is 1,250,000,000 shares, consisting of: 1,000,000,000 shares of Class A Common Stock, $0.000006 par value per share (“Class A Common Stock”), 200,000,000 shares of Class B Common Stock, $0.000006 par value per share (“Class B Common Stock” and together with the Class A Common Stock, the “Common Stock”) and 50,000,000 shares of Preferred Stock, $0.000006 par value per share. The number of authorized shares of Class A Common Stock or Class B Common Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of capital stock representing a majority of the voting power of all the then outstanding shares of capital stock of the corporation entitled to vote thereon, irrespective of the provisions of Section 242(b)(2) of the General Corporation Law.

Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

We have conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have not conducted market research concerning prospective business opportunities, nor have others made the results of such market research available to us. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Our shares will continue to be subject to the penny stock rules which immediately before and at the effective time of merger, and may continue thereafter following such a reverse merger transaction with a private operating company which might subject you to restrictions on marketability such that you may not be able to sell your shares.

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

Additional risks may exist since we will assist a privately held business to become public through a reverse merger. Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future. Failure to develop or maintain an active trading market for our common stock will have a generally negative effect on the price of our common stock and you may be unable to sell your common stock or any attempted sale of such common stock may have the effect of lowering the market price. Your investment could be a partial or complete loss.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customers account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchasers written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange and therefore it is possible that our stockholders will not be able to liquidate their investment in our stock and we may not have access to capital available to companies trading on these exchanges.

Following a business combination, we may seek the listing of our common stock on NASDAQ, OTCBB, or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock will continue to trade on the OTC Markets Group electronic quotation system on the OTC Pink tier and may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Our authorization of blank check preferred stock could be used to discourage a take-over transaction involving an actual or potential change in control of us or our management.

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of preferred stock with designations, rights and preferences to be determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that we will not do so in the future.

Due to the majority control by management of the issued and outstanding common stock our non-management shareholders will have no power to choose management or impact operations.

Management currently controls and votes approximately 80.19% of our issued and outstanding common stock. Consequently, management has the ability to influence control of our operations and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

-	Election of the Board of Directors;
-	Removal of directors;
-	Amendment to the our certificate of incorporation or bylaws; and
-	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

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

The Company is a development stage and emerging growth company, with no operations and no revenues from operations. We may never realize any revenues unless and until we successfully merge with or acquire an operating business.

Because the Company has no operations and no revenues from operations, the Company has not established sufficient internal controls over financial reporting; therefore these costs are estimated to be zero as we do not currently plan to implement a robust control initiative given our lack of positive cash flow from operations and inherent lack of segregation of duties. We currently do not have adequate funding to implement an initiative to mitigate our segregation of duties issues and achieve effective internal controls and therefore do not plan to implement this initiative.

The expenses of periodic reporting requirements, such as audits and reviews, are estimated at $5,000.00 annually. Because of the nature of the Company and its absence of any on-going operations, these expenses are anticipated to be relatively low. If necessary, the Company will consider various options for paying these expenses, including payment from funds in our treasury, if any, but no certain funding for these expenses has been obtained. Among possible funding options the Company may consider, if necessary, are loans or investments in the Company by our current majority stockholder, Moorpark or other investors. If necessary, the Company will consider these and other yet to be identified various options for raising funds and paying these expenses. No assurances can be given that the Company will be successful in raising funds, if fundraising becomes necessary.

This report contains forward-looking statements and information relating to us, our industry and to other businesses.

These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this registration statement or to reflect the occurrence of unanticipated events.

ITEM 2. PROPERTIES

We neither rent nor own any properties. Until we pursue a viable business opportunity and recognize income, we will not seek commercial office space. We utilize home office space at the residence of our President to conduct activities at no charge. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

Presently, there are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 1, 2012, through the majority vote of the Board of Directors and the requisite vote of the majority shareholders of the Company in lieu of shareholder meeting voted to restate the Articles of Incorporation of Registrant and Bylaws and subsequently merge the Company into our predecessor Big Time Acquisition, Inc. with the Company surviving and becoming successor registrant pursuant to Rule 12g-3 under the Exchange Act. The merger was completed on October 31, 2012. The following is a description of registrants securities deemed to be registered:

(a) Common and Preferred Stock.

The total number of shares of all classes of capital stock that the corporation has authority to issue is 1,250,000,000 shares, consisting of: 1,000,000,000 shares of Class A Common Stock, $0.000006 par value per share (“Class A Common Stock”), 200,000,000 shares of Class B Common Stock, $0.000006 par value per share (“Class B Common Stock” and together with the Class A Common Stock, the “Common Stock”) and 50,000,000 shares of Preferred Stock, $0.000006 par value per share. The number of authorized shares of Class A Common Stock or Class B Common Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of capital stock representing a majority of the voting power of all the then outstanding shares of capital stock of the corporation entitled to vote thereon, irrespective of the provisions of Section 242(b)(2) of the General Corporation Law.

Preferred Stock

2. Designation of Additional Shares

2.1 The Board of Directors or Class B shareholders are each authorized, subject to any limitations prescribed by the laws of the State of Delaware, by resolution or resolutions, to provide for the issuance of the shares of Preferred Stock in one or more series, and, by filing a certificate of designation pursuant to the applicable law of the State of Delaware (“Certificate of Designation”), to establish from time to time the number of shares to be included in each such series, to fix the designation, powers (including voting powers), preferences and relative, participating, optional or other rights, if any, of the shares of each such series and any qualifications, limitations or restrictions thereof, and to increase (but not above the total number of authorized shares of such class) or decrease (but not below the number of shares of such series then outstanding) the number of shares of any such series. The number of authorized shares of Preferred Stock may also be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of Class B Common Stock of the corporation entitled to vote thereon, without a separate vote of the holders of Class A Common Stock or the Preferred Stock or any series thereof, irrespective of the provisions of Section 242(b)(2) of the General Corporation Law, unless a vote of any such holders is required pursuant to the terms of any Certificate of Designation designating a series of Preferred Stock.

2.2 Except as otherwise expressly provided in any Certificate of Designation designating any series of Preferred Stock pursuant to the foregoing provisions of this ARTICLE II, any new series of Preferred Stock may be designated, fixed and determined as provided herein by the Board of Directors by the affirmative vote of a majority of the voting power of all the then outstanding shares of Class B common stock or the majority vote of Class B shareholders without approval of Board of Directors or without approval of the holders of Class A Common Stock, or the holders of Preferred Stock, or any series thereof, and any such new series may have powers, preferences and rights, including, without limitation, voting powers, dividend rights, liquidation rights, redemption rights and conversion rights, senior to, junior to or pari passu with the rights of the Common Stock, the Preferred Stock, or any future class or series of Preferred Stock or Common

The description of certain matters relating to our securities is a summary and is qualified in its entirety by the provisions of our Certificate of Incorporation and By-Laws, copies of which have been filed as exhibits on Form 8K on November 2, 2012.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURTIES.

(a) Market Information.

There are approximately 99,765,275 shares of Class A Common Stock outstanding. ZHLD is a development stage company. ZHLD trades on the OTC Markets Group electronic quotation system on the OTC Pink tier. ZHLD is the stock symbol. The average weighted price per share of our stock over the last three months is .04 cents per share.

(b) Holders.

As of the date of this report, there are approximately 343 shareholders of record of our Class A Common Stock issued and outstanding. This does not include an indeterminate number of stockholders whose shares are held in street name.

(c) Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of our management to utilize all available funds for the development of our business.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales or Purchases of Unregistered Securities

Immediately before the Effective time of merger, any and all outstanding shares of Big Time Acquisition, Inc. held by us were canceled, and at the closing of the Merger Agreement, October 31, 2012, we issued a total of 90,000 restricted Class A common shares to the former shareholders of Big Time Acquisition, Inc., for their then outstanding shares of Big Time common stock. We received in the share exchange, 90,000 shares of Big Time common stock representing 100% of the issued and outstanding shares of Big Time which are deemed to be canceled. As a result of the Merger Agreement, ZHLD became the surviving company of the Merger pursuant to DGCL, and deemed to be Successor Registrant pursuant to Rule 12g-3 of the Act. The issuance of such shares was exempt from registration pursuant to Section 4(2) of, and Regulation D promulgated under, the Securities Act.

(f) Issuer Purchases of Equity Securities

None.

(g) Debt Securities.

None.

(h) Other Securities to be Registered.

None.

ITEM 6. SELECTED FINANCIAL DATA.

Since we are a “smaller reporting company”, as defined by SEC regulation, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our business plan is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. We are an emerging growth company (EGC) that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (the JOBS Act), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commissions (SEC’s) reporting and disclosure rules (See Emerging Growth Companies section above). Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports (legal, accounting and auditing fees) in the amount of approximately $5,000; and

(ii)	costs relating to consummating an acquisition in the amount of approximately $10,000 to pay for legal fees and audit fees.

We believe we will be able to meet the costs of filing Exchange Act reports during the next 12 months through use of funds to be loaned to or invested in us by Moorpark, our majority stockholder, or other investors. However, there is no guarantee that such additional funds will be made available to us or on terms that are favorable to us. If we enter into a business combination with a target entity, we may require the target company to pay the acquisition related fees and expenses as a condition precedent to such an agreement. To date, we have had no discussions with Moorpark, or other investors, regarding funding, and no funding commitment for future expenses has been obtained. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. Obviously, if Moorpark, or other investors, does not loan to or invest sufficient funds in us, then we will not be able to meet our SEC reporting obligations and will not be able to attract a private company with which to combine.

We are in the development stage and have negative working capital, negative stockholder’s equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. Our management believes that the public company status that results from a combination with the Company will provide such company greater access to the capital markets, increase its visibility in the investment community, and offer the opportunity to utilize its stock to make acquisitions. However, there is no assurance that the Company will have greater access to capital due to its public company status, and therefore a business combination with an operating company in need of additional capital may expose the Company to additional risks and challenges. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

We have, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, we offer owners of target businesses the opportunity to acquire a controlling ownership interest in a reporting company without the time required to become a reporting company by other means. Nevertheless, upon effecting an acquisition or merger with us, there will be costs and time required by the target business to provide comprehensive business and financial disclosure, such as the terms of the transaction and a description of the business and management of the target business, among other things, and will include audited consolidated financial statements of the Company giving effect to the business combination, as part of a filing on Form 8-K.

Our sole officer and director has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that we will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our managements plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

Current economic and financial conditions are volatile and affect the selection of a business combination and increase the complex ability of the Company’s goals. Business and consumer concerns over the economy, geopolitical issues, the availability and cost of credit, the U.S. financial markets and the national debt have contributed to this volatility. These factors, combined with declining and failing businesses, reduced consumer confidence and increased unemployment, have caused a global slowdown. We cannot accurately predict how long these current economic conditions will persist, whether the economy will deteriorate further and how we will be affected.

Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We intend to search for a target business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, financial advisors and similar persons, accounting firms and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact. However, there is no assurance that we will locate a target company for a business combination.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of August 31, 2012, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with its certified public accountant with respect to accounting practices or procedures or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our President evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of August 31, 2012, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2012 has been disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

A. Identification of Directors and Executive Officers.

Our officer and director and additional information concerning him are as follows:

Name	Age	Position(s)

Scot Scheer	54	President, Secretary, Treasurer and Director

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for three years or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

Scot Scheer, President, Secretary, Treasurer and Director

From February 2012 to present, Scot Scheer founded Z Renew, Inc., a Delaware Corporation and is responsible for business development. From April 2011 to present, Scot Scheer has acted as business development manager and co-founder of Apothaca, Inc., a Rhode Island Corporation DBA Phusion Pharmacy. In addition, from 2007 to present, Scot Scheer has been the manager and founder of Assisted Recovery, LLC, a private Rhode Island Corporation that provides outpatient opiate, drug and alcohol detoxification for patients in Rhode Island. He supervises the Medical staff which includes four psychiatrists and an internal medicine doctor. His responsibilities include marketing and business development. In addition, Mr. Scheer was the sole officer and director of Big Time Acquisition, Inc.,our predecessor blank check shell company. The company believes that Mr. Scheer has the necessary leadership, entrepreneurial, human and business development skills to achieve our goal of a business combination.

Term of Office:

The term of office of the current directors shall continue until new directors are elected or appointed.

B. Significant Employees. None.

C. Family Relationships. Scot Scheer is the brother-in-law of Lisa DeNunzio.

D. Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of our sole director, executive officer, promoter or control person of Registrant during the past five years.

E. The Board of Directors acts as the Audit Committee, and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

F. Our directors and officers are indemnified as provided by the Delaware corporate law and our Bylaws. We have agreed to indemnify each of our directors and certain officers against certain liabilities, including liabilities under the Securities Act of 1933. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the provisions described above, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Prior and Current Blank Check Company Experience

Scot Scheer, our sole officer and director, was involved with another blank check company. The initial business purpose of each of this company was to engage in a business combination with an unidentified company or companies and each were or will be classified as a blank check company until completion of a business combination.

The information below summarizes all the blank check companies with which Mr. Scheer is or has been involved in the past five years which filed a registration statement on Form 10. In all instances that a business combination is transacted with one of these companies, it is required to file a Current Report on Form 8-K describing the transaction.

Name	Filing Date Registration Statement	Operating Status	SEC File Number	Business Combinations	Additional Information

Big Time Acquisition Inc.	10/15/2010	Effective	000-54678	October 31, 2012	Scot Scheer has been the sole officer and director since inception.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the all compensation awarded to, earned by, or paid by paid by the Company to each of our named executive officer and directors for the fiscal years ended August 31, 2012 and 2011.

Name and Position	Year	Salary	Option Awards	All other Compensation	Total
Scot Scheer President, Secretary and Sole Director	2012 2011	None None	None None	None None	None None

The Company's officers and directors have not received any cash or other compensation since inception. They will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid for on account of services rendered by a director in such capacity. Our officers and directors intend to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Employment Agreements

The Company is not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security ownership of certain beneficial owners.

(b) Our majority shareholder Moorpark is deemed to be the same majority shareholder of our Predecessor since each Member of Moorpark had majority voting control of our Predecessor.

(c) The Company currently has not authorized any compensation plans or individual compensation arrangements.

The following table sets forth, as of the date of this report, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of our common stock.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Scot Scheer (1) 780 Reservoir Avenue, #123	80,000,000 (2)	80.19%
Cranston, RI 02910

Lisa DeNunzio	80,000,000 (3)	80.19%
780 Reservoir Avenue, #123
Cranston, RI 02910

Moorpark Limited, LLC	80,000,000 (4)	80.19%
780 Reservoir Aveune, #123
Cranston, RI 02910

(1) Scot Scheer serves as President, Secretary and sole Director of the Company.

(2) Represents shares of common stock indirectly owned by Scot Scheer. Scot Scheer is deemed to be the indirect owner and beneficiary of these shares since he has voting and investment control over the shares.

(3) Represents shares of common stock indirectly owned by Lisa DeNunzio. Lisa DeNunzio is deemed to be the indirect owner and beneficiary of these shares since she has voting and investment control over the shares.

(4) Represents shares of common stock owned by Moorpark. Mr. Scheer and Ms. DeNunzio are deemed the indirect beneficial owners of these shares of common stock since they have voting and investment control over the shares. Moorpark is the means by which they each own 50% of the voting shares of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The sole director of Z Holdings Group, Inc. was the sole director of Big Time Acquisition, Inc. The majority shareholders of Z Holdings Group, Inc. are the same majority shareholders of Big Time Acquisition, Inc.

Transactions with Management and Others

We utilize office space at the residence of our President to conduct our activities at no charge.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

ITEM 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Peter Messineo, CPA for professional services rendered for the audit of our annual financial statements for our predecessor and review of financial statements included in our periodic reports that are normally provided in connection with statutory and regulatory filings were $2,100 for the fiscal year ended August 31, 2012.

Audit-Related Fees

There were no fees billed by Peter Messineo, CPA for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended August 31, 2012 and 2011.

Tax Fees

There were no fees billed by Peter Messineo, CPA for professional services for tax compliance, tax advice, and tax planning for each of the fiscal years ended August 31, 2012 and 2011.

All Other Fees

There were no fees billed by Peter Messineo, CPA for other products and services for the fiscal years ended August 31, 2012 and 2011.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by the Board of Directors.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Exhibits

Exhibit #	Description	Location

Exhibit 2.1	Merger Agreement	*

Exhibit 3.1	Articles of Incorporation	*

Exhibit 3.1(a)	Restated Articles of Incorporation	*

Exhibit 3.2	Bylaws	*

Exhibit 3.2(a)	Restated Bylaws	*

Exhibit 31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

                        * Incorporated by reference.

                            Merger Agreement by and among Big Time Acquisition, Inc. and Z Holdings Group, Inc. filed as     Exhibit 2.1 to Form 8K filed on November 2, 2012.

                            Articles of Incorporation filed as Exhibit 3.1 to Form 10-12G filed October 15, 2010.

                            Restated Articles of Incorporation filed as Exhibit 3.1 to Form 8K filed on November 2, 2012.

                            The Bylaws filed as Exhibit 3.2 to Form 10-12G filed October 15, 2010.

                            Restated  Bylaws filed as Exhibit 3.2 to Form 8K filed on November 2, 2012.

(b) Reports on Form 8-K

      The merger of Z Holdings Group, Inc. into Big Time Acquisition, Inc. with ZHLD surviving was reported on November 2, 2012.

(c) Financial Statement Schedules

None.

* Incorporat

Merger Agre

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: February 26, 2013	Z Holdings Group, Inc.

	By:	/s/ Scot Scheer
Name: Scot Scheer
Title: President,Secretary and Treasurer

Big Time Acquisition, Inc. (A Development Stage Entity) INDEX TO AUDITED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at August 31, 2012 and August 31, 2011	F-2

Statements of Operations for the periods ending August 31, 2012, August 31, 2011 and for the period from August 17, 2010 (inception) through August 31, 2012.	F-3

Statement of Changes in Stockholders’ deficit for the period August 17, 2010 (inception) through August 31, 2012	F-4

Statements of Cash Flows for the periods ending August 31, 2012, August 31, 2011 and for the period from August 17, 2010 (inception) though August 31, 2012	F-5

Notes to Audited Financial Statements	F-6 through F-9

IMAGE OMITTED [image_001.gif]	Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors of:

Big Time Acquisition, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Big Time Acquisition, Inc (a Delaware corporation) as of August 31, 2012 and the related statements of operations, changes in stockholders' equity, and cash flows for year ended August 31, 2012 the period from inception (August 17, 2010) to August 31, 2012. The prior year statements were audited by other auditors. These other auditors issued an unqualified opinion in their report dated November 23, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Time Acquisition, Inc. as of August 31, 2012, and the results of its operations and its cash flows for the year ended August 31, 2012, and the initial period from inception (August 17, 2010) to August 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no principal operations or revenues, no significant assets, negative operating cash flows, and an accumulated deficit since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

October 15, 2012

Big Time Acquisition, Inc.
(A Development Stage Entity)
Balance Sheets
August 31,

	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -
TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ -	$ -
Total Current Liabilities	-	-
TOTAL LIABILITIES	-	-

Stockholders' Equity
Preferred stock:10,000,000 authorized; $.001 par value
no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value
100,000 and 100,000 shares issued and outstanding	10	10
Additional paid in capital	6948	6498
Accumulated deficit during development stage	(6,958)	(6,508)
Total Stockholders' Equity	-	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Big Time Acquisition, Inc.
(A Development Stage Entity)
Statements of Operations

	August 31,		Period From Inception to August 31, 2012

	2012	2011

Revenues	$ -	$ -	$ -

Operating Expenses
General and administrative	450	3,400	6,958
Total operating expenses	450	3,400	6,958

Net loss from operations	450	(3,400)	(6,958)

Income tax (benefit) expense	-	-	-

Net loss	$ -	$ -	$ -

Basic and diluted loss per share	$ (0.00)	$ (0.03)
Weighted average number of
shares outstanding	100,000	100,000

The accompanying notes are an integral part of these financial statements.

Big Time Acquisition, Inc.
(A Development Stage Entity)
Statement of Stockholders' Deficit

Accumulated
			Additional	Deficit
	Common Stock		Paid in	Development
	Shares	Par Value	Capital	Stage	Total

Balance, as of August 17, 2010		$ -	$ -	$ -	$ -

Common shares issued:
August 17, 2010 (inception) Shares issued for services at $.0001	100,000	$ 10	$ 3,098	$ -	$ 3,108

Net loss				-	$ (3,108)

Balance as of August 31, 2010	100,000	$ 10	$ 3,098	$ (3,108)	-

In-kind contribution from shareholder			$ 3,400		$ 3,400

Net loss				$ (3,400)	$ (3,400)

Balance as of August 31, 2011	100,000	$ 10	$ 6,498	$ (6,508)	-

In-kind contribution from shareholder			$ 450		$ 450

Net loss				$ (450)	$ (450)

Balance as of August 31, 2012	100,000	$ 10	$ (6,948)	$ (6,958)	$ -

The accompanying notes are an integral part of these financial statements.

Big Time Acquisition, Inc.
(A Development Stage Entity)
Statements of Cash Flows

	August 31,		Inception (August 17, 2010) to August 31, 2012
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (450)	$ (3,400)	$ (6,958)
Adjustment to reconcile Net Income to net
cash provided by operations	-	-	-
Common stock issued for services	-	$ 3,400	$ 6,508
In-kind contribution from shareholder	$ 450		$ 450

Net Cash Used in Operating Activities	$ 0	$ 0	$ 0

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	-	-	-
Net Cash Provided by Financing Activates	-	-	-

Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$ -	$ -	$ -

Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

BIG TIME ACQUISITION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 1 - Nature of Operations

Big Time Acquisition, Inc. (a development stage company) sometimes referred to as (“Big Time”, “BTA” or “Predecessor”) was incorporated in Delaware on August 17, 2010 with an objective to acquire, or merge with, an operating business.

BTA was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. BTA’s principal business objective for the next 12 months and beyond such time was to achieve long-term growth potential through a combination with a business ("Business Combination") rather than immediate, short-term earnings.

On October 29, 2012 the respective Boards of Directors and requisite majority shareholders of ZHLD and Big Time Acquisition, Inc. by written consent in lieu of a shareholder meeting pursuant to DGCL approved the merger of Big Time Acquisition, Inc. into ZHLD with ZHLD as the surviving corporation. ZHLD was a shell company immediately before the merger and continues to be a shell company as of the date of this filing.

 Immediately before the Effective time of merger, any and all outstanding shares of Big Time Acquisition, Inc. held by Z Holdings Group, Inc. were canceled, and at the closing of the Merger Agreement, ZHLD issued a total of 90,000 restricted Class A common shares to the former shareholders of Big Time Acquisition, Inc., for their then outstanding shares of Big Time common stock. ZHLD received in the share exchange, 90,000 shares of Big Time common stock representing 100% of the issued and outstanding shares of Big Time which are deemed to be canceled. As a result of the Merger Agreement, ZHLD is now the surviving company of the Merger pursuant to DGCL, and deemed to be Successor Registrant. The issuance of such shares was exempt from registration pursuant to Section 4(2) of, and Regulation D promulgated under, the Securities Act.

The reorganization was completed on October 31, 2012.

Note 2 - Significant Accounting Policies

Basis of presentation

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Development stage company

The Company is a development stage company as defined by ASC 915, Development Stage Entities. The Company devotes substantially all its efforts on establishing the business. Planned principal operations have not commenced.

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

Fiscal year end

Big Time Acquisition, Inc . fiscal year end was August 31. Z Holdings Group, Inc. has a calendar year end.

Cash equivalents

The Company follows FASB Accounting Standards Codification (ASC) 305, “Cash and Cash Equivalents”, and considers currency on hand and demand deposits to be cash and considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents at August 31, 2011 and August 31, 2010 were $0 and $0, respectively.

Fair Value of Financial Instruments

The Company follows FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments would approximate their fair values due to the short-term nature of these instruments. These financial instruments would include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. Fair value of notes payable would be estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Revenue Recognition

The Company follows FASB ASC 605 “Revenue Recognition” and recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

1.	persuasive evidence of an arrangement exists,

2.	the product has been shipped or the services have been rendered to the customer, and,

3.	the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income taxes

The Company follows FASB ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Commitment and contingencies

The Company follows FASB ASC 450-20, Loss Contingencies” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Related parties

The Company follows FASB ASC 850, Related Party Disclosures for the identification of related parties and disclosure of related party transactions.

Earnings (Loss) Per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares.

In July 2012, the FASB issued ASU 2012-02, Intangibles; Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This newly issued accounting standard simplifies how an entity tests indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. Adoption of this standard is not expected to impact our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income” (Topic 220). This standard defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. This ASU does not affect the main provision of ASU 2011-05 which requires companies to present items of net income, other comprehensive income and total comprehensive income in either a single continuous statement or two consecutive statements. The effective date of ASU 2011-12 is consistent with ASU 2011-05, effective for fiscal years and interim periods beginning after December 25, 2011. The adoption of this standard did not significantly impact our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-10, “Derecognition of in Substance Real Estate – a Scope Clarification,” which amends ASC Topic 360, “Property, Plant and Equipment.” ASU No. 2011-10 states that when an investor ceases to have a controlling financial interest in an entity that is in-substance real estate as a result of a default on the entity’s nonrecourse debt, the investor should apply the guidance under ASC Subtopic 360-20, Property, Plant and Equipment – Real Estate Sales (formerly FAS 66) to determine whether to derecognize the entity’s assets (including real estate) and liabilities (including the nonrecourse debt). The changes to the ASC as a result of this update are effective prospectively for deconsolidation events occurring during fiscal years, and interim periods within those years, beginning on or after June 1, 2012. Adoption of this guidance is not expected impact our financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (ASC Topic 350) – Testing Goodwill for Impairment.” ASU No. 2011-08 amends the impairment test for goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the current two-step goodwill impairment test. The changes to the ASC as a result of this update are effective prospectively for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the Company). Adoption of this guidance did not impact our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after

December 15, 2011. Adoption of this guidance did not impact our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. Adoption of this guidance did not impact our financial position or results of operations.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $6,958 at August 31, 2012, and had a net loss of $450 for the fiscal year then ended. The company has earned no revenues since its inception.

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

Note 4 – Stockholders’ Deficit

Common Stock

As of August 31, 2012, the authorized common stock of BTA consisted of 100,000,000 shares with a par value of $0.0001. There were 100,000 shares of common stock issued and outstanding as of the years ended August 31, 2012 and 2011.

Preferred Stock

As of August 31, 2012, the authorized preferred stock of the Company consisted of 10,000,000 shares with a par value of $.0001. There were no shares of preferred stock issued and outstanding as of the years ended August 31 2012 and 2011.

During the year ended August 31, 2012, the Company received stockholder capital contributions of $450 to fund general and administrative expenses of the Company.

As of October 31, 2012, effective date of merger between ZHLD and BTA, the total number of shares of all classes of capital stock that the corporation has authority to issue is 1,250,000,000 shares, consisting of: 1,000,000,000 shares of Class A Common Stock, $0.000006 par value per share (“Class A Common Stock”), 200,000,000 shares of Class B Common Stock, $0.000006 par value per share (“Class B Common Stock” and together with the Class A Common Stock, the “Common Stock”) and 50,000,000 shares of Preferred Stock, $0.000006 par value per share. The number of authorized shares of Class A Common Stock or Class B Common Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of capital stock representing a majority of the voting power of all the then outstanding shares of capital stock of the corporation entitled to vote thereon, irrespective of the provisions of Section 242(b)(2) of the General Corporation Law.

                                                                          F-8

Note 5 - Income Taxes

Deferred tax assets

At August 31, 2012, the Company had net operating loss ("NOL") carry-forwards for Federal income tax purposes of $6,958 that may be offset against future taxable income through 2032. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets of approximately $2,213 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $6,958.

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

Components of deferred tax assets at August 31, 2012 and, 2011 are as follows:

                                                                                                 August 31, 2012                                                    August 31, 2011

Net deferred tax assets-Non-current:

Expected income tax benefit from:

NOL carry -forwards                                                                     $2,364                                                                       $2,213

Less Valuation allowance                                                            ($2,364)                                                                    ($2,213)

Deferred tax assets, net of                                                                    $ -                                                                               $ -

valuation allowance                                                                  _________                                                                 _________

Income taxes in the statements of operations:

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

                                                                             For the Year Ended                             For the period from August 17, 2010,

                                                                             August 31, 2012                                   (inception) through August 31, 2010.

Federal statutory income

tax rate                                                                            34%                                                               34%

Change in valuation allowance

on net operating loss carry-forwards                       (34%)                                                             (34%)

Effective income tax rate                                               0                                                                      0

Note 6 - Related Party Transactions

At August 31, 2012, the company had a related party payable in the amount of $6,948 to its sole officer and director.

We neither rent nor own any properties. Until we pursue a viable business opportunity and recognize income, we will not seek office space. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Note 7 – Contingencies

Litigation

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 8 - Subsequent Events

On October 29, 2012 the respective Boards of Directors and requisite majority shareholders of ZHLD and BTA by written consent in lieu of a shareholders meeting pursuant to DGCL approved the merger of Big Time Acquisition, Inc. into ZHLD. ZHLD was the surviving corporation and the separate existence of Big Time Acquisition, Inc. ceased on October 31, 2012. ZHLD became the successor registrant pursuant to Rule 12g-3 under the Exchange Act and by Delaware law. A Form 8K was filed on November 2, 2012 that details the merger transaction.

Each of the outstanding shares of Big Time common stock, $0.0001 par value and each share of Big Time designated preferred stock, par value $0.0001 per share, issued and outstanding immediately before the Effective Date and held by ZHLD shall be canceled without any consideration being issued or paid therefor by virtue of the Merger.

Each of the outstanding shares of Big Time common stock, $0.0001 par value and each share of Big Time designated preferred stock, par value $0.0001 per share issued and outstanding immediately before the Effective Date,(acceptance of the Certificate of Merger for filing with the Secretary of State of the State of Delaware) shall, by virtue of the Merger and without any action on the part of the holder thereof, be converted on a one for one basis, into and become validly issued, fully paid and non-assessable shares of ZHLD Class A common stock, $ 0.000006 par value per share. The merger was completed on October 31, 2012.

Changes in Registrant’s Certifying Accountant

(1) Previous Independent Auditors:

a.	On January 10, 2013, the Company was informed that our registered independent public accountant, Peter Messineo, CPA, of Palm Harbor Florida (“PM”) declined to stand for re-appointment. PM has merged his firm into the registered firm of Drake and Klein CPAs PA, as stated in (2) below.

b.	PM's report on the financial statements for the year ended August 31, 2012, and for the period August 17, 2010 (date of inception) to August 31, 2012 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

c.	Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial audit for the year ended August 31, 2012 and including its review of financial statements of the quarterly periods through August 31, 2012 there have been no disagreements with PM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PM would have caused them to make reference thereto in their report on the financial statements. Through the interim period January 10, 2013 (the date of decline to stand for re-appointment of the former accountant), there have been no disagreements with PM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PM would have caused them to make reference thereto in their report on the financial statements.

d.	We have authorized PM to respond fully to the inquiries of the successor accountant

e.	During the years ended August 31, 2012 and the interim period through January 10, 2013, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K.

f.	The Company provided a copy of the foregoing disclosures to PM prior to the date of the filing of this Report and requested that PM furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this Report. A copy of such letter is filed as Exhibit 16.1 to this Form 8-K.

(2) New Independent Accountants:

a.	On January 10, 2013, the Company engaged Drake, Klein, Messineo, CPAs PA (“DKM”) of Clearwater, Florida, as its new registered independent public accountant. During the year ended August 31, 2012 and prior to January 10, 2013 (the date of the new engagement), we did not consult with DKM regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by DKM, in either case where written or oral advice provided by DKM would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).