Form 10-K/A
period 2012-08-31
Z Holdings Group, Inc.
filed 2013-02-26
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 26, 2013
Common Stock, $.000006 par value	99,765,275

DOCUMENTS INCORPORATED BY REFERENCE

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

____________________

*	Previously filed or furnished as an exhibit to the Registrant’s Annual Report on Form 10-K Amendment No. 1 on February 26, 2013 for the period ended August 31, 2012.

EXPLANATORY NOTE REGARDING THIS FORM 10 K/A

This Amendment No. 2 to the Form 10-K annual Report (the "Amendment") amends the Form 10-K annual Report of Big Time Acquisition, Inc. (the "Company") for the fiscal year ended August 31, 2012 originally filed with the U.S. Securities and Exchange Commission on December 14, 2012 (the "Original Form 10-K") and amends the Form 10-K Amendment No. 1 filed February 26, 2013. The sole purpose of this Amendment No. 2 is to furnish the interactive data files that comprise Exhibit 101 that were submitted with the Form 10-K Amendment No. 1 but were truncated in the EDGAR submission process because the XBRL component contained errors. This Amendment No. 2 revises and corrects the XBRL component.

Except as described above, this Amendment No. 2 does not modify or update the disclosures presented in, or exhibits to, the Original Form 10-K filed on December 14, 2012 or Form 10-K Amendment No. 1 filed on February 26, 2013 in any way. Those sections of the Original Form 10-K and Form 10-K Amendment No. 1 that are unaffected by this Amendment No. 2 are not included herein. This Amendment No. 2 continues to speak as of the date of the Original Form 10-K and Form 10-K Amendment No. 1. Furthermore, this Amendment No. 2 does not reflect events occurring after the dates of the Original Form 10-K and Form 10-K Amendment No. 1. Accordingly, the Amendment should be read in conjunction with the Original Form 10-K and Form 10-K Amendment No. 1.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: February 26, 2013	Z Holdings Group, Inc.

	By:	/s/ Scot Scheer
Name: Scot Scheer
Title: President,Secretary and Treasurer