Form 10-K
period 2012-12-31
Z Holdings Group, Inc.
filed 2013-03-28
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File No. 000-54159

~

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

Large accelerated filer ☐ Accelerated Filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

.

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $790,611. As of March 17, 2013, there were approximately 99,765,275 shares of common stock issued and outstanding. Our common stock is listed on the over the counter pink market place under the symbol ZHLD.

Note. – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 17, 2013
Common Stock, $.000006 par value	99,765,275

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in Part IV of this Form 10K/A.

Merger Agreement by and among Big Time Acquisition, Inc. and Z Holdings Group, Inc. filed as Exhibit 2.1 to Form 8K filed on November 2, 2012. Articles of Incorporation of Big Time Acquisition, Inc. filed as Exhibit 3.1 to Form 10-12G filed October 15, 2010. Restated Articles of Incorporation filed by Z Holdings Group, Inc. as Exhibit 3.1 to Form 8K filed on November 2, 2012. The Bylaws of Big Time Acquisition, Inc. filed as Exhibit 3.2 to Form 10-12G filed October 15, 2010. Restated Bylaws of Z Holdings Group, Inc. filed as Exhibit 3.2 to Form 8K filed on November 2, 2012.

FORWARD-LOOKING STATEMENTS

Subject to Section 21 E, of the exchange Act, this Form 10-K contains forward-looking statements. The forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions regarding the Company.

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

The disclosure in this annual report relates primarily to Z Holdings Group, Inc,(“ZHLD” and sometimes referred to as “We”,“Us”,“Our”,“Company”,“Registrant” “LMIC, Inc”., “LMIC”, “Successor” or “Successor Registrant”) a “shell company” that became the surviving company and Successor Registrant at the effective time of the Share Exchange with Big Time Acquisition, Inc.(sometimes referred to as “Big Time”, “BTA” or “Predecessor”) on October 31, 2012.

Part I

ITEM 1. DESCRIPTION OF THE BUSINESS

(a) Background of Big Time Acquisition, Inc. (BTA).

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

(c) History of ZHLD

 On May 6, 2005, LMIC filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Southern District of New York, (case no. 05-13274) and subsequently converted to Chapter 7 on June 30, 2005. The Company's assets were transferred to a United States Trustee and the Company terminated its business operations. The Bankruptcy Trustee disposed of substantially all the assets of the Company. LMIC, Inc. became a “shell company” as defined by SEC Release No. 33-8869. On February 23, 2009, the Trustee for LMIC, Inc. in proceedings under Chapter 7 of US Bankruptcy Code filed a notice of motion for the sale of the Company’s corporate entity through the sale of 80,000,000 restricted shares of the Company’s authorized yet unissued common stock to Moorpark Limited, LLC, a Rhode Island Limited Liability Company, (“Moorpark”). The accounts of the former subsidiary of LMIC were not included in the sale and have not been carried forward.

On March 31, 2009 pursuant to 11 USC Section 363, a judgment order was issued allowing the Trustee to sell and transfer all of his right, title and interest in eighty million shares of restricted common stock of LMIC, Inc. to Moorpark. In addition, the federal court order allowed Moorpark to file any and all documents with the SEC that may be required to bring Z Holdings, Inc. into good standing. On September, 19 2008, the Trustee sold 80,000,000 shares of restricted common voting stock to Moorpark in certificated form. On April 16, 2009, the Trustee abandoned all of his rights and interest in the corporate charter and bylaws of the Registrant. On June 9, 2009, by the requisite vote of the majority of the shareholders by written consent in lieu of a shareholder meeting pursuant to Delaware General Corporate Laws, Scot Scheer was appointed our sole officer and director (8K filed with SEC by the Company on June 11, 2009 incorporated herein by reference).

The Chapter 7 bankruptcy case was closed on November 14, 2011. LMIC, Inc. voluntarily deregistered its common stock on December 23, 2009. The reason for deregistering our common stock at that time was due to the lack of financial information available to perform an audit for our year end 2004.

Since June 11, 2009, the Company has been engaged in business development efforts and obtaining initial financing. Our majority shareholder, Moorpark has made financial contributions and provided services to keep the company operating as a going concern. There is no guarantee that Moorpark will continue making any ongoing financial contributions or provide any future services on behalf of the Company. The Company is a development stage company and desires to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is the same as our predecessor which is to seek the acquisition of or merger with, an existing operating company.

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

As of the most recent audited period, the Company has generated no revenues or earnings from operations, possesses no significant assets or financial resources, and has no cash on hand. The Independent Auditor's Report to Predecessor’s financial statements for the audit period beginning on January 1, 2012 and ending December 31, 2012 are included in this report. The Independent Auditor's Report to the Company’s financial statements indicates that there are a number of factors that raise substantial doubt about the Company’s ability to continue as a going concern. Such doubts identified in the report include the fact (i) that the Company has not established any source of revenue to cover its operating costs; (ii) that the Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; (iii) that the Company will offer noncash consideration and seek equity lines as a means of financing its operations; (iv) that if it the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

The Company is an “emerging growth company” (“EGC”), that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (the JOBS Act). The JOBS Act eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission’s (SEC’s) reporting and disclosure rules (See Emerging Growth Companies Section Below) and the Company has elected December 31 as its calendar year end.

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

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and,

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

As we have no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have had no recent operating history nor any revenues or earnings from operations since reorganization. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

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

These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this registration statement or to reflect the occurrence of unanticipated events.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable as we are neither an accelerated filer or a large accelerated filer.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURTIES.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our business plan is to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. We are an emerging growth company (EGC) that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (the JOBS Act), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission’s (SEC’s) reporting and disclosure rules (See Emerging Growth Companies section above). Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2012, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 10, 2013, Peter Messineo, CPA declined to sit for re-election as the Company’s independent registered audit firm due to changes in his firm. On December 17, 2012, Peter Messineo joined the firm now known as DKM Certified Public Accountants.

The report of Peter Messineo, CPA as of and for the quarter ended September 30, 2012 and for the period May 6, 2005 (date of reorganization) to September 30, 2012 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company ability to continue as a going concern.

During the calender year December 31, 2012 and through each subsequent period, there have been no disagreements with Peter Messineo, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Peter Messineo, CPA would have caused them to make reference thereto in connection with their report on the financial statements for such years.

On January 10, 2013, the company engaged DKM Certified Public Accountants as their independent registered accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES.

 Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our president and treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure

Limitations on Systems of Controls

Our management consisting of our president and treasurer, who is the same individual, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and,

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members; (2) a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and, (3) management is dominated by a single individual, resulting in inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2012.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the president or treasurer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Set forth below is certain biographical information regarding the Company’s executive officer and director:

Scot Scheer, President, Secretary, Treasurer and Director

From February 2012 to present, Scot Scheer founded Z Renew, Inc., a Delaware Corporation and is responsible for business development. From April 2011 to present, Scot Scheer has acted as business development manager and co-founder of Apothaca, Inc., a Rhode Island Corporation DBA Phusion Pharmacy. In addition, from 2007 to present, Scot Scheer has been the manager and founder of Assisted Recovery, LLC, a private Rhode Island Corporation that provides outpatient opiate, drug and alcohol detoxification for patients in Rhode Island. He supervises the Medical staff which includes four psychiatrists and an internal medicine doctor. His responsibilities include marketing and business development. In addition, Mr. Scheer was the sole officer and director of Big Time Acquisition, Inc., our predecessor blank check shell company. The company believes that Mr. Scheer has the necessary leadership, entrepreneurial, human and business development skills to achieve our goal of a business combination.

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

Name	Filing Date Registration Statement	Operating Status	SEC File Number	Business Combinations	Additional Information

Big Time Acquisition Inc.	10/15/2010	Effective	000-54678	October 31, 2012	Scot Scheer has been the sole officer and director since reorganization.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the all compensation awarded to, earned by, or paid by paid by the Company to each of our named executive officer and directors for the fiscal years ended December 31, 2012 and 2011.

Name and Position	Year	Salary	Option Awards	All other Compensation	Total
Scot Scheer President, Secretary and Sole Director	2012 2011	None None	None None	None None	None None

The Company's officers and directors have not received any cash or other compensation since reorganization. They will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid for on account of services rendered by a director in such capacity. Our officers and directors intend to devote very limited time to our affairs.

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
780 Reservoir Avenue, #123
Cranston, RI 02910

(1) Scot Scheer serves as President, Secretary, Treasurer, and sole Director of the Company.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Peter Messineo, CPA for professional services rendered for the audit of our annual financial statements for our predecessor and review of financial statements included in our periodic reports that are normally provided in connection with statutory and regulatory filings were $3,000 for the fiscal year ended December 31, 2012.

Audit-Related Fees

There were no fees billed by Peter Messineo, CPA for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2012 and 2011.

Tax Fees

There were no fees billed by Peter Messineo, CPA for professional services for tax compliance, tax advice, and tax planning for each of the fiscal years ended December 31, 2012 and 2011.

All Other Fees

There were no fees billed by Peter Messineo, CPA for other products and services for the fiscal years ended December 31, 2012 and 2011.

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

Date: March 28, 2013	Z Holdings Group, Inc.

	By:	/s/ Scot Scheer
Name: Scot Scheer
Title: President, Secretary and Treasurer

Z Holdings Group, Inc. (A Development Stage Entity) INDEX TO AUDITED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at December 31, 2012 and December 31, 2011	F-2

Statements of Operations for the periods ending December 31, 2012, December 31, 2011 and for the period from January 1, 2011 through December 31, 2011.	F-3

Statement of Changes in Stockholders Deficit	F-4

Statements of Cash Flows for the periods ending December 31, 2012, December 31, 2011 and for the period from January 1, 2011 through December 31, 2011	F-5

Notes to Audited Financial Statements	F-6 through F-9

2451 N McMullen Booth Rd Ste. 308 Clearwater, FL 33759-1352 Toll Free: (855) 334-0934 Main: (727) 444-1901

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Z Holdings Group, Inc.

Cranston, RI

We have audited the accompanying balance sheets of Z Holdings Group, Inc. as of December 31, 2012 and 2011 and the related statements of operations, stockholders' equity and cash flows for the years then ended for the period May 6, 2005 (date of reorganization) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Z Holdings Group, Inc. as of December 31, 2012 and 2011 and the related statements of operations, stockholders' equity and cash flows for the years then ended for the period May 6, 2005 (date of reorganization) through December 31, 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has recurring operating losses, working capital deficiencies, negative cash flows from operating activities, adverse financial ratios, and a stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that could result from the outcome of this uncertainty.

DKM Certified Public Accountants

Clearwater, Florida

March 27, 2013

Z HOLDINGS GROUP, Inc.
(A Development Stage Entity)
Balance Sheets
For the years ended
	December 31,	December 31,
	2012	2011
ASSETS
Current Assets
Current Assets	$ -	$ -
Intangibles, net of amortization of $333 and $0	$2,662	0
TOTAL ASSETS	$ 2,662 -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$2,500	$ -
Total Current Liabilities	$2,500 -	-
TOTAL LIABILITIES	$2,500 -	-

COMMITMENTS AND CONTINGENCIES (Note 7)

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized; $.000006 par value; 0 shares issued and outstanding	0	0

Common stock, Class A: 100,000,000,000 shares authorized; $0.000006 par value
99,765,275 and 99,765,275 shares issued and outstanding	99,765	99,765
Common stock, Class B: 200,000,000 shares authorized; $.000006 par value 0 shares issued and outstanding
Additional paid in capital	(76,536)	(92,254)
Accumulated deficit during development stage	(23,067)	(7,511)
Total Stockholders' Equity	162 -	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,662 -	$ -

The accompanying notes are an integral part of these financial statements.

Z HOLDINGS GROUP, Inc.
(A Development Stage Entity)
Statements of Operations

			May 6, 2005
	For the Year Months Ended		(date of reorganization through
	December 31,		December 31,
	2012	2011	2012

Revenues	$ -	$ -	$ -

Operating Expenses
General and administrative	15,223	7,511	22,734
Depreciation and amortization	333	0	333
Total operating expenses	15,556	7,511	23,067

Net loss from operations	(15,556)	(7,511)	(23,067)

Income tax (benefit) expense	-	-	-

Net loss	$ (15,556)	$ (7,511)	$ (23,067)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of
shares outstanding	99,765,275	99,765,275	99,765,275

The accompanying notes are an integral part of these financial statements.

Z HOLDINGS GROUP, Inc.
(A Development Stage Entity)
Statements of Stockholders’ Equity

				Accumulated
			Additional	Deficit
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total

Balance as of December 31, 2010	19,765,275	$ 99,765	$ (95,116)	(4,649) -	$ -
In kind contribution from shareholder			2,862		2,862
Net loss				(2,862)	(2,862)
Balance as of December 31, 2011	19,765,275	$99,765	(92,254)	(7,511)	0
In kind contribution from shareholder			15,718		15,718 -
Net loss				(15,556)	(15,556)
Balance as of December 31, 2012	99,765,275	99,765	(76,536)	(23,067) -	162

The accompanying notes are an integral part of these financial statements.

Z HOLDINGS GROUP, Inc.
(A Development Stage Entity)
Statements of Cash Flows
			May 6, 2005
			(date of reorganization through
	December 31,		December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (15,556)	$ (2,862)	$ (23,067)
Adjustment to reconcile Net Income to net
cash provided by operations:	-	-	-
Depreciation and amortization	333	0	333
In-kind contribution from shareholder	15,718	2862	23,229
Changes in assets and liabilities:		-
Other Assets	(2,995)		(2,995)
Accrued expenses	2,500		2,500
Net Cash Used in Operating Activities	0	0	0

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	0	0	0
Net Cash Provided by Financing Activates	0	0	0

Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$ -	$ -	$ -

Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Z HOLDINGS GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 1 - Nature of Operations

“Z Holdings Group” or LMIC, Inc. began its existence as the Pacific Development Corporation which was incorporated under the laws of State of Colorado on September 21, 1992. On March 23, 2000, Pacific and Cheshire Holdings, Inc. were merged into a single corporation existing under the laws of the State of Delaware, with Cheshire Holdings, Inc. being the surviving corporation. The name of the surviving corporation was changed to Cheshire Distributors, Inc. On July 17, 2003 Cheshire Distributors, Inc. changed its name to LMIC, Inc. Z Holdings Group, Inc. (a development stage company) sometimes referred to as ZHLD or Z Holdings Inc. was adopted fresh start accounting on May 6, 2005 with an objective to acquire, or merge with, an operating business.

Big Time Acquisition was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. BTA’s principal business objective for the next 12 months and beyond such time was to achieve long-term growth potential through a combination with a business ("Business Combination") rather than immediate, short-term earnings.

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

 Immediately before the Effective time of merger, any and all outstanding shares of Big Time Acquisition, Inc. held by Z Holdings Group, Inc. were canceled, and at the closing of the Merger Agreement, ZHLD issued a total of 90,000 restricted Class A common shares to the former shareholders of Big Time Acquisition, Inc., for their then outstanding shares of Big Time common stock. ZHLD received in the share exchange, 90,000 shares of Big Time common stock representing 100% of the issued and outstanding shares of Big Time which are deemed to be canceled. As a result of the Merger Agreement, ZHLD is now the surviving company of the Merger pursuant to Delaware General Corporate Law (DGCL), and deemed to be Successor Registrant. The issuance of such shares was exempt from registration pursuant to Section 4(2) of, and Regulation D promulgated under, the Securities Act.

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

Fiscal year end

Big Time Acquisition, Inc. fiscal year end was August 31. Z Holdings Group, Inc. has a December 31 year end.

Cash equivalents

The Company follows FASB Accounting Standards Codification (ASC) 305, “Cash and Cash Equivalents”, and considers currency on hand and demand deposits to be cash and considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 2012 and December 31, 2011 were $0.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments would approximate their fair values due to the short-term nature of these instruments. These financial instruments would include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. Fair value of notes payable would be estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2012 or 2011.

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

 Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles; Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This newly issued accounting standard simplifies how an entity tests indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. This ASU is effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012. As the objective is to reduce the cost and complexity of impairment testing, adoption of this standard did not impact our financial position or results of operations.

 In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As these accounting standards did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of these standards did not impact our financial position or results of operations.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (ASC Topic 350) – Testing Goodwill for Impairment.” ASU No. 2011-08 amends the impairment test for goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the current two-step goodwill impairment test. The changes to the ASC as a result of this update are effective prospectively for interim and annual periods beginning after December 15, 2011. Adoption of this guidance did not impact our financial position or results of operations.

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

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $23.067 at December 31, 2012, and had a net loss of $15,556 for the fiscal year then ended. The company has earned no revenues since its date of reorganization on May 6, 2005.

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

As of December 31, 2012, the authorized common stock of ZHLD consisted of 1,000,000,000 shares of Class A Common Stock, $0.000006 par value per share (“Class A Common Stock”), and 200,000,000 shares of Class B Common Stock, $0.000006 par value per share. There were 99,765,275 shares of class A common stock issued and outstanding and no shares of class B common stock issued and outstanding at this date.

Preferred Stock

As of August 31, 2012, the authorized preferred stock of the Company consisted of 10,000,000 shares with a par value of $.0001. There were no shares of preferred stock issued and outstanding as of the years ended August 31 2012 and 2011.

As of December 31, 2012 the authorized preferred stock of the Company consisted of 50,000,000 shares with a par value of $0.000006. There were no shares of preferred stock issued and outstanding at this date.

As of October 31, 2012, effective date of merger between ZHLD and BTA, the total number of shares of all classes of capital stock that the corporation has authority to issue is 1,250,000,000 shares, consisting of: 1,000,000,000 shares of Class A Common Stock, $0.000006 par value per share (“Class A Common Stock”), 200,000,000 shares of Class B Common Stock, $0.000006 par value per share (“Class B Common Stock” and together with the Class A Common Stock, the “Common Stock”) and 50,000,000 shares of Preferred Stock, $0.000006 par value per share. The number of authorized shares of Class A Common Stock or Class B Common Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of capital stock representing a majority of the voting power of all the then outstanding shares of capital stock of the corporation entitled to vote thereon, irrespective of the provisions of Section 242(b) (2) of the General Corporation Law.

Note 5 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2012 and 2011 the Company has net operating loss carryforwards of $23,067 and $7,511, respectively which will expire at various dates from 2030 to 2032. The loss results in deferred tax assets of approximately $7,800 and $2,600 at December 31, 2012 and 2011 and at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

Note 6 - Related Party Transactions

During the years ending December 31, 2012 and 2011, respectively, our sole officer made in-kind contributions of $15,718 and 2,862 to fund operating expenses.

Note 7 – Commitments and Contingencies

Litigation

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 8 - Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.