Form 10-Q
period 2013-03-31
Z Holdings Group, Inc.
filed 2013-05-15
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2013.

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-54159

Z Holdings Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1209978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Reservoir Avenue, #123 Cranston, RI	02910
(Address of principal executive offices)	(Zip Code)

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

[X ]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2013: 99,765,275 shares of class A common stock.

TABLE OF CONTENTS

Z HOLDINGS Group, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	4
Balance Sheets at March 31, 2013 and March 31, 2012 (unaudited)		4
Statements of Operations for the three Months ended March 31, 2013, three months ended March 31, 2012 and for the period from May 6, 2005 (date of reorganization) through March 31, 2013 (unaudited)		5
Statements of Cash Flows for the three Months ended March 31, 2013, three Months ended March 31, 2012 and for the Period from May 6, 2005 (date of reorganization) through March 28, 2013 (unaudited)		6
Notes to Unaudited Financial Statements		7

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	10
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12
ITEM 4	CONTROLS AND PROCEDURES.	12

PART II-OTHER INFORMATION
ITEM 1	LEGAL PROCEEDING	13
ITEM 1A	RISK FACTORS	13
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4	REMOVED AND RESERVED	18
ITEM 5	OTHER INFORMATION	18
ITEM 6	EXHIBITS	18

SIGNATURES		18

ITEM 1	FINANCIAL STATEMENTS

Z HOLDINGS GROUP, Inc.
(A Development Stage Entity)
Balance Sheets
For the years ended
	March 31,	March 31,
	2013	2012
ASSETS
Current Assets
Current Assets	$ -	$ -
Intangibles, net of amortization of $333 and $83	$ 2,662	$ 2,912
TOTAL ASSETS	$ 2,662	$ 2,912

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$2,500	$ -
Total Current Liabilities	$2,500 -	-
TOTAL LIABILITIES	$2,500 -	-

COMMITMENTS AND CONTINGENCIES (Note 7)

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized; $.000006 par value; 0 shares issued and outstanding	0	-

Common stock, Class A: 1,000,000,000 shares authorized; $0.000006 par value
99,765,275 and 99,765,275 shares issued and outstanding	99,765	99,765
Common stock, Class B: 200,000,000 shares authorized; $.000006 par value 0 shares issued and outstanding
Additional paid in capital	0	(78,808)
Accumulated deficit during development stage	(23,067)	(18,045)
Total Stockholders' Equity	162	2,912

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,662	$ 2,912

The accompanying notes are an integral part of these financial statements.

Z HOLDINGS GROUP, Inc.
(A Development Stage Entity)
Statements of Operations

			May 6, 2005
	For the Three Months Ended		(date of reorganization through
	March 31,		March 31,
	2013	2012	2013

Revenues	$ -	$ -	$ -

Operating Expenses
General and administrative	-	2,317	22,734
Depreciation and amortization	-	83	333
Total operating expenses	-	2,220	23,067

Net loss from operations	-	(2,220)	(23,067)

Income tax (benefit) expense	-	-	-

Net loss	$ -	$ (2,220)	$ (23,067)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of
shares outstanding	99,765,275	99,765,275	99,765,275

The accompanying notes are an integral part of these financial statements.

Z HOLDINGS GROUP, Inc.
(A Development Stage Entity)
Statements of Cash Flows
			May 6, 2005
			(date of reorganization through
	March 31,		March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ -	$ (10,534)	$ (23,067)
Adjustment to reconcile Net Income to net
cash provided by operations:	-	-	-
Depreciation and amortization	-	83	333
In-kind contribution from shareholder	-	-	23,229
Changes in assets and liabilities:		-
Other Assets	-		(2,995)
Accrued expenses	-		2,500
Net Cash Used in Operating Activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	0	0	0
Net Cash Provided by Financing Activates	0	0	0

Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$ -	$ -	$ -

Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Z HOLDINGS GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business

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

Fiscal year end

Z Holdings Group, Inc. has a December 31 year end.

Cash equivalents

The Company follows FASB Accounting Standards Codification (ASC) 305, “Cash and Cash Equivalents”, and considers currency on hand and demand deposits to be cash and considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents at March 31, 2013 and March 31, 2012 were $0.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments would approximate their fair values due to the short-term nature of these instruments. These financial instruments would include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. Fair value of notes payable would be estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2013 or 2012.

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

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $23,067 at March 31, 2013, and had a net loss of $0 for the first quarter then ended. The company has earned no revenues since its date of reorganization on May 6, 2005.

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

Note 4 – Stockholders’ Deficit

Common Stock

As of March 31, 2013, the authorized common stock of ZHLD consisted of 1,000,000,000 shares of Class A Common Stock, $0.000006 par value per share (“Class A Common Stock”), and 200,000,000 shares of Class B Common Stock, $0.000006 par value per share. There were 99,765,275 shares of class A common stock issued and outstanding and no shares of class B common stock issued and outstanding at this date.

Preferred Stock

As of March 31, 2013 the authorized preferred stock of the Company consisted of 50,000,000 shares with a par value of $0.000006. There were no shares of preferred stock issued and outstanding at this date.

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

Note 5 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of March 31, 2013 and 2012 the Company has net operating loss carryforwards of $23,067 and $7,511, respectively which will expire at various dates from 2030 to 2032. The loss results in deferred tax assets of approximately $7,800 and $2,600 at March 31, 2013 and 2012 and at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

Note 6 - Related Party Transactions

During the 3 months ending March 31, 2013 and March 31, 2012, respectively, our sole officer made in-kind contributions of $0 and $2,862 to fund operating expenses.

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

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of March 31, 2013, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

ITEM 4  CONTROLS AND PROCEDURES.

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

Part II

ITEM 1 LEGAL PROCEEDINGS

Presently, there are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 1A RISK FACTORS

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3 Defaults Upon Senior Securities.

None.

ITEM 4 (Removed & Reserved).

ITEM 5 Other Information.

None

ITEM 6 Exhibits.

Exhibit Number	Description of Exhibit	Location
3.1	Articles of Incorporation.	*
3.1 (a)	Restated Articles of Incorporation	*
3.2	By Laws	*
3.2 (a)	Restated By Laws	*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.*	**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*	**

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

____________________

*	Incorporated by reference. Merger Agreement by and among Big Time Acquisition, Inc. and Z Holdings Group, Inc. filed as Exhibit 2.1 to Form 8K filed on November 2, 2012. Articles of Incorporation filed as Exhibit 3.1 to Form 10-12G filed October 15, 2010. Restated Articles of Incorporation filed as Exhibit 3.1 to Form 8K filed on November 2, 2012. The Bylaws filed as Exhibit 3.2 to Form 10-12G filed October 15, 2010. Restated Bylaws filed as Exhibit 3.2 to Form 8K filed on November 2, 2012.
**	Furnished with this 10-Q. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Z Holdings Group, Inc.

(Registrant)

By: /s/ Scot Scheer

Scot Scheer, President, Secretary and

Principal Financial Officer

Dated: May 15, 2013