Form 10-Q/A
period 2013-03-31
Z Holdings Group, Inc.
filed 2013-05-16
CIK 1499684

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

Z Holdings Group, Inc.

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

[X ]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 16, 2013: 99,765, 275 shares of common stock.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q Quarterly Report (the "Amendment") amends the Form 10-Q Quarterly Report of Z Holdings Group, Inc. (the "Company") for the quarter ended March 31, 2013 originally filed with the U.S. Securities and Exchange Commission on May 15, 2013 (the "Original Form 10-Q"). The sole purpose of this Amendment is to furnish the interactive data files that comprise Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Form 10-Q and includes files relevant to Exhibit 101.

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

101.INS - XBRL Instance Document

101.SCH - XBRL Taxonomy Schema

101.CAL - XBRL Taxonomy Calculation Linkbase

101.DEF - XBRL Taxonomy Definition Linkbase

101.LAB - XBRL Taxonomy Label Linkbase

101.PRE - XBRL Taxonomy Presentation Linkbase

Exhibits

ITEM 6 Exhibits.

Exhibit Number	Description of Exhibit	Location
3.1	Articles of Incorporation.	*
3.1 (a)	Restated Articles of Incorporation	*
3.2	By Laws	*
3.2 (a)	Restated By Laws	*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.*	**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*	**

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase ***

101.LAB	XBRL Taxonomy Extension Label Linkbase ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase ***

____________________

*	Incorporated by reference. Merger Agreement by and among Big Time Acquisition, Inc. and Z Holdings Group, Inc. filed as Exhibit 2.1 to Form 8K filed on November 2, 2012. Articles of Incorporation filed as Exhibit 3.1 to Form 10-12G filed October 15, 2010. Restated Articles of Incorporation filed as Exhibit 3.1 to Form 8K filed on November 2, 2012. The Bylaws filed as Exhibit 3.2 to Form 10-12G filed October 15, 2010. Restated Bylaws filed as Exhibit 3.2 to Form 8K filed on November 2, 2012.
**	Previously filed or furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013
***	Furnished with this Amendment number one for the first quarter (10-Q). Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Z Holdings Group, Inc.

(Registrant)

By: /s/ Scot Scheer

Scot Scheer, President, Secretary and

Principal Financial Officer

Dated: May 16, 2013