Form 10-Q
period 2013-06-30
Z Holdings Group, Inc.
filed 2013-08-14
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013.

OR

♦	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

[X ]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2013: 99,765,275 shares of class A common stock.

TABLE OF CONTENTS

Z HOLDINGS Group, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX

PART I-FINANCIAL INFORMATION

ITEM 1	CONDENSED FINANCIAL STATEMENTS	4
Condensed Balance Sheets at June 30, 2013 (unaudited) and December 31, 2012		4
Condensed Statements of Operations for the six months ended June 30, 2013 and 2012 and for the period from May 6, 2005 (date of reorganization) through June 30, 2013 (unaudited)		5
Condensed Statements of Cash Flows for the six Months ended June 30, 2013 and 2012 and for the Period from May 6, 2005 (date of reorganization) through March 28, 2013 (unaudited)		6
Notes to Unaudited Condensed Financial Statements		7

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	10
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12
ITEM 4	CONTROLS AND PROCEDURES.	12

PART II-OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	13
ITEM 1A	RISK FACTORS	13
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	13
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	13
ITEM 4	MINE SAFETY DISCLOSURES	13
ITEM 5	OTHER INFORMATION	13
ITEM 6	EXHIBITS	13

SIGNATURES		13

ITEM 1	FINANCIAL STATEMENTS

Z HOLDINGS GROUP, Inc.
(A Development Stage Entity)
Condensed Balance Sheets

	June 30,	December 31,
	2013 (unaudited)	2012
ASSETS
Current Assets
	$ -	$ -
Prepaid expense	1,095	0
Software, net of amortization of $833 and $333	$ 2,162	$ 2,662
TOTAL CURRENT ASSETS	$ 3,257	$ 2,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$200	$ 2,500
TOTAL CURRENT LIABILITIES	$200	2,500
COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders' Equity

Common stock, Class A: 1,000,000,000 shares authorized; $0.000006 par value 99,765,275 and 99,765,275 shares issued and outstanding	99,765	99,765
Common stock, Class B: 200,000,000 shares authorized; $0.000006 par value 0 shares issued and outstanding
Additional paid in capital	(70,172)	(76,536)
Accumulated deficit during development stage	(26,536)	(23,067)
Total Stockholders' Equity	3,057	162

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,257	$ 2,662

The accompanying notes are an integral part of these condensed financial statements.

	Z HOLDINGS GROUP, Inc.
	(A Development Stage Entity)
	Condensed Statements of Operations

					May 6, 2005
	For the Three Months Ended		For the Six Months Ended		(date of reorganization through
	June 30, (unaudited)		June 30, (unaudited)		June 30,
	2013	2012	2013	2012	2013) (unaudited)

Revenues	$ -	$ -	$ -	$ -	$ -

Operating Expenses
General and administrative	1,495	-	2,969		25,703
Depreciation and amortization	250	-	500		833
Total operating expenses	1,745	-	3,469		26,536

Net loss from operations	(1,745)	-	(3,469)		(26,536)

Income tax (benefit) expense	-	-	-	-	-

Net loss	$ (3,469)		$ (3,469)		$ (26,536)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	99,765,275	99,765,275	99,765,275	99,765,275	99,765,275

	The accompanying notes are an integral part of these condensed financial statements.

Z HOLDINGS GROUP, Inc.
(A Development Stage Entity)
Condensed Statements of Cash Flows
			May 6, 2005
	Six Months Ended		(date of reorganization through
	June 30,		June 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,469)	$	$ (26,536)
Adjustment to reconcile Net Income to net
cash provided by operations:		-
Depreciation and amortization	500		833
Other assets			(2,995)
In-kind contribution from shareholder	6,364	-	29,593
Changes in assets and liabilities:		-

Prepaid Expense	(1,095)		(1,095)
Accrued expenses	(2,300)		(200)
Net Cash Used in Operating Activities	-	-	-

Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$ -	$ -	$ -

Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

Z HOLDINGS GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

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

Note 2 - Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2012 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the six month period ended June 30, 2013 are not necessarily indicative of the results for the full fiscal year ending December 31, 2013

Development stage company

The Company is a development stage company as defined by ASC 915, Development Stage Entities. The Company devotes substantially all its efforts on establishing the business. Planned principal operations have not commenced.   All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

Fiscal year end

Z Holdings Group, Inc. has a December 31 year end.

Cash equivalents

The Company follows ASC 305, “Cash and Cash Equivalents”.

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less.

Cash and cash equivalents at June 30, 2013 and December 31, 2012 were $0.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments would approximate their fair values due to the short-term nature of these instruments. These financial instruments would include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. Fair value of notes payable would be estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2013 or December 31, 2012.

Commitment and contingencies

The Company follows FASB ASC 450-20, Loss Contingencies” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Related parties

The Company follows FASB ASC 850, Related Party Disclosures for the identification of related parties and disclosure of related party transactions. Related party transactions for the periods ending June 30, 2013 and December 31, 2012 totaled $6,364 and $15,718, respectively and consisted of amounts contributed in kind by sole officer.

Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The Company does not have any potentially dilutive instruments as of June 30, 2013 and, thus, anti-dilution issues are not applicable.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

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

 We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $26,536 at June 30, 2013. The company has earned no revenues since its date of reorganization on May 6, 2005.

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

Note 4 – Prepaid Expense

Prepaid expense totaled $1,095 and $0 at June 30, 2013 and December 31, 2012 and consisted solely of a prepaid software maintenance contract.

Note 5 – Stockholders’ Deficit

Common Stock

As of June 30, 2013, the authorized common stock of ZHLD consisted of 1,000,000,000 shares of Class A Common Stock, $0.000006 par value per share (“Class A Common Stock”), and 200,000,000 shares of Class B Common Stock, $0.000006 par value per share. There were 99,765,275 shares of class A common stock issued and outstanding and no shares of class B common stock issued and outstanding at this date.

Preferred Stock

As of June 30, 2013 the authorized preferred stock of the Company consisted of 50,000,000 shares with a par value of $0.000006. There were no shares of preferred stock issued and outstanding at this date.

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

Note 6 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of June 30, 2013 and December 31, 2012 2012 the Company has net operating loss carryforwards of $26,536 and $23,067, respectively. The NOLs begin expiring in 2010. The loss results in deferred tax assets of approximately $9,000 and $8,900 at June 30, 2013 and December 31, 2012, at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

Note 7 - Related Party Transactions

Related party transactions for the periods ending June 30, 2013 and December 31, 2012 totaled $6,364 and $15,718, respectively and consisted of amounts contributed in kind by sole officer.

Note 8 – Commitments and Contingencies

Litigation

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 9 - Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

RESULTS OF OPERATIONS

Three months ended June 30, 2013 and 2012

Revenue

During the three months ended June 30, 2013 and June 30, 2012, we did not recognize any revenue.

General and Administrative Expenses

During the three months ended June 30, 2013 we incurred $1,745 in general and administrative expenses compared to $0 in the three months ended June 30, 2012, an increase of $1,745. The increase was attributable to the costs of being a public company , primarily transfer agent and filing fees.

Profit and Loss (Before Income Tax)

In the three months ended June 30, 2013 we recognized a loss before income tax of $1,745 compared to a loss before income tax of $0 in the three months ended June 30, 2012, due to the general and administrative expenses above and no revenue.

 Six months ended June 30, 2013

Revenue

During the six months ended June 30, 2013 and June 30, 2012, we did not recognize any revenue.

General and Administrative Expenses

During the six months ended June 30, 2013 we incurred $3,469 in general and administrative expenses compared to $0 in the six months ended June 30, 2012, an increase of $3,469. The increase was attributable to the costs of being a public company and consisted primarily of transfer agent fees.

Profit and Loss (Before Income Tax)

In the six months ended June 30, 2013 we recognized a loss before income tax of $3,469 compared to a loss before income tax of $0 in the six months ended June 30, 2012, an increase of $3,469 due to the factors above.

Liquidity

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

. We had no material commitments for capital expenditures as of June 30, 2013 and December 31, 2012.

Off Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

We prepare our condensed financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our president and treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Material weaknesses noted were: lack of a functioning audit committee due to a lack of a majority of independent members; lack of a majority of outside directors on the board of directors, inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; ineffective oversight of the entity’s financial reporting and internal control by management and those charged with governance; and, management dominated by a single individual/small group without adequate compensating controls;

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

 For a full description of our critical accounting policies, please refer to Item 9A, “Controls and Procedures” in our 2012 Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1 LEGAL PROCEEDINGS

Presently, there are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 1A RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3 Defaults Upon Senior Securities.

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information.

None

ITEM 6 Exhibits.

Exhibit Number	Description of Exhibit	Location
3.1	Articles of Incorporation.	*
3.1 (a)	Restated Articles of Incorporation	*
3.2	By Laws	*
3.2 (a)	Restated By Laws	*
31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.*	**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*	**

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

____________________

*	Incorporated by reference. Merger Agreement by and among Big Time Acquisition, Inc. and Z Holdings Group, Inc. filed as Exhibit 2.1 to Form 8K filed on November 2, 2012. Articles of Incorporation filed as Exhibit 3.1 to Form 10-12G filed October 15, 2010. Restated Articles of Incorporation filed as Exhibit 3.1 to Form 8K filed on November 2, 2012. The Bylaws filed as Exhibit 3.2 to Form 10-12G filed October 15, 2010. Restated Bylaws filed as Exhibit 3.2 to Form 8K filed on November 2, 2012.
**	Furnished with this 10-Q. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Z Holdings Group, Inc.

(Registrant)

By: /s/ Scot Scheer

Scot Scheer, President, Secretary and

Principal Financial Officer

Dated: August 14, 2013