Form 10-Q
period 2013-09-30
Z Holdings Group, Inc.
filed 2013-11-19
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013.

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

[X ]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 19, 2013: 99,765,275 shares of class A common stock.

TABLE OF CONTENTS

Z HOLDINGS Group, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX

PART I-FINANCIAL INFORMATION

ITEM 1	CONDENSED FINANCIAL STATEMENTS	4
Condensed Balance Sheets at September 30, 2013 (unaudited) and December 31, 2012		4
Condensed Statements of Operations for the nine months ended September 30, 2013 and 2012 and for the period from May 6, 2005 (date of reorganization) through September 30, 2013 (unaudited)		5
Condensed Statements of Cash Flows for the nine Months ended September 30, 2013 and 2012 and for the Period from May 6, 2005 (date of reorganization) through September 30, 2013 (unaudited)		6
Notes to Unaudited Condensed Financial Statements		7

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	10
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12
ITEM 4	CONTROLS AND PROCEDURES.	12

PART II-OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	13
ITEM 1A	RISK FACTORS	13
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	13
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	13
ITEM 4	MINE SAFETY DISCLOSURES	13
ITEM 5	OTHER INFORMATION	13
ITEM 6	EXHIBITS	13

SIGNATURES		13

ITEM 1	FINANCIAL STATEMENTS

Z HOLDINGS GROUP, INC.
(A Development Stage Entity)
Condensed Balance Sheets

	September 30,	December 31,
	2013 (unaudited)	2012
ASSETS
Current Assets
	$ -	$ -
Prepaid expense	$ 495	$ 0

TOTAL CURRENT ASSETS	$ 495	$
Software, net of amortization of $1,083 and $333	$ 1,912	$ 2,662
TOTAL ASSETS	$ 2,407	$ 2,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$250	$ 2,500
TOTAL CURRENT LIABILITIES	$250	$ 2,500

COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders' Equity

Common stock, Class A: 1,000,000,000 shares authorized; $0.000006 par value 99,765,275 and 99,765,275 shares issued and outstanding	99,765	99,765
Common stock, Class B: 200,000,000 shares authorized; $0.000006 par value 0 shares issued and outstanding
Additional paid in capital	(69,068)	(76,536)
Accumulated deficit during development stage	(28,540)	(23,067)
Total Stockholders' Equity	2,157	162

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,407	$ 2,662

The accompanying notes are an integral part of these condensed financial statements.

Z HOLDINGS GROUP, INC.
(A Development Stage Entity)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		May 6, 2005 (date of reorganization) through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Revenues	$ -	$ -	$ -	$ -	$ -

Operating Expenses
General and administrative	$ 1704	-	$ 4,723		$ 27,457
Depreciation and amortization	$ 250	-	$ 750		$ 1,083
Total operating expenses	$ 1,954	-	$ 5,473		$ 28,540

Net loss from operations	$ (1,954)	-	$ (5,473)		$ (28,540)

Income tax (benefit) expense	-	-	-	-	-

Net loss	$ (1,954)		$ (5,473)		$ (28,540)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	99,765,275	99,765,275	99,765,275	99,765,275	99,765,275

The accompanying notes are an integral part of these condensed financial statements.

Z HOLDINGS GROUP, INC.
(A Development Stage Entity)
Condensed Statements of Cash Flows (Unaudited)
May 6, 2005
	Nine Months Ended		(date of reorganization) through
	September 30,		September 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (5,473)	$ -	$ (28,540)
Adjustment to reconcile Net Income to net
cash provided by operations:
Contributions in kind	$ 7,468		$ 27,702
Depreciation and amortization	$ 750		$ 1,083
Changes in assets and liabilities

Changes in assets and liabilities:

Prepaid Expense	$ (495)		$ (495)
Accrued expenses	$ (2,250)		$ 250
Net Cash Used in Operating Activities	-	-	-

Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$ -	$ -	$ -

Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

Noncash Investing and Financing

Purchase of Software	$ 0	$ 0	$ 2,995
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

The results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of the results for the full fiscal year ending December 31, 2013

Development stage company

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

Cash and cash equivalents at September 30, 2013 and December 31, 2012 were $0.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments would approximate their fair values due to the short-term nature of these instruments. These financial instruments would include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. Fair value of notes payable would be estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2013 or December 31, 2012.

Commitment and contingencies

The Company follows FASB ASC 450-20, Loss Contingencies” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Related parties

The Company follows FASB ASC 850, Related Party Disclosures for the identification of related parties and disclosure of related party transactions. Related party transactions for the periods ending September 30, 2013 and December 31, 2012 totaled $7,467 and $15,556, respectively and consisted of amounts contributed in kind by sole officer.

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

The Company does not have any potentially dilutive instruments as of September 30, 2013 and, thus, anti-dilution issues are not applicable.

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

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $28,540 at September 30, 2013. The company has earned no revenues since its date of reorganization on May 6, 2005.

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

Note 4 – Prepaid Expense

Prepaid expense totaled $495 and $0 at September 30, 2013 and December 31, 2012 and consisted solely of a prepaid software maintenance contract.

Note 5 – Stockholders’ Deficit

Common Stock

As of September 30, 2013, the authorized common stock of ZHLD consisted of 1,000,000,000 shares of Class A Common Stock, $0.000006 par value per share (“Class A Common Stock”), and 200,000,000 shares of Class B Common Stock, $0.000006 par value per share. There were 99,765,275 shares of class A common stock issued and outstanding and no shares of class B common stock issued and outstanding at this date.

Preferred Stock

As of September 30, 2013 the authorized preferred stock of the Company consisted of 50,000,000 shares with a par value of $0.000006. There were no shares of preferred stock issued and outstanding at this date.

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

Note 6 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of September 30, 2013 and December 31, 2012 the Company has net operating loss carry forwards of $28,540 and $23,067, respectively. The NOLs begin expiring in 2010. The loss results in deferred tax assets of approximately $9,700 and $7,800 at September 30, 2013 and December 31, 2012, at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

Note 7 - Related Party Transactions

Related party transactions for the periods ending September 30, 2013 and December 31, 2012 totaled $7,467 and $15,556, respectively and consisted of amounts contributed in kind by sole officer.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2013 and 2012

Revenue

During the three months ended September 30, 2013 and September 30, 2012, we did not recognize any revenue.

General and Administrative Expenses

During the three months ended September 30, 2013 we incurred $1,954 in general and administrative expenses compared to $0 in the three months ended September 30, 2012, an increase of $1,954. The increase was primarily attributable to amortization of our software and its related annual maintenance contract and transfer agent fees.

Nine months ended September 30, 2013 and 2012

Revenue

During the nine months ended September 30, 2013 and September 30, 2012, we did not recognize any revenue.

General and Administrative Expenses

During the nine months ended September 30, 2013 we incurred $5,473 in general and administrative expenses compared to $0 in the nine months ended September 30, 2012, an increase of $5,473. The increase was attributable to the costs of being a public company and consisted primarily of transfer agent fees.

Liquidity

We have no known demands or commitments and are not aware of any events or uncertainties as of September 30, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

. We had no material commitments for capital expenditures as of September 30, 2013 and December 31, 2012.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 19, 2013