Form 10-K
period 2013-12-31
Z Holdings Group, Inc.
filed 2014-04-15
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No.

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

Large accelerated filer ☐ Accelerated Filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

.

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $691,785. As of April 15, 2014, there were approximately 99,750,097 shares of common stock issued and outstanding. Our common stock is listed on the over the counter pink market place under the symbol ZHLD.

Note. – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 10, 2014
Common Stock, $.000006 par value	99,750,097

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

z holdings group, INC.

(A DEVELOPMENT STAGE COMPANY)

Part I

ITEM 1. BUSINESS

ZHLD began its existence as the Pacific Development Corporation which was incorporated under the laws of State of Colorado on September 21, 1992. On March 23, 2000, through a re-incorporation, Pacific and Cheshire Holdings, Inc. were merged into a single corporation existing under the laws of the State of Delaware, with Cheshire Holdings, Inc. being the surviving corporation. The name of the surviving corporation was changed to Cheshire Distributors, Inc. On July 17, 2003 Cheshire Distributors, Inc. changed its name to LMIC, Inc. LMIC, Inc. through its wholly owned subsidiary LMIC Manufacturing, Inc. was a contract electronics manufacturing services firm. On August 3, 2012, we restated our certificate of incorporation and bylaws including but not limited to changing our name from LMIC, Inc. to Z Holdings Group, Inc., (“report). We are a “shell company”. On October 31, 2012, we merged with and into Big Time Acquisition, Inc.(“Predecessor”), a Delaware Form 10 shell company that was majority controlled by our majority shareholders with the same sole officer and director and we became successor registrant pursuant to Rule 12g-3 of the exchange Act. Currently, the company plans to acquire, or merge with, an operating business although at such time the company has not yet commenced such operations.

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

As of the most recent audited period, the Company has generated no revenues or earnings from operations, possesses no significant assets or financial resources, and has no cash on hand. The Independent Auditor's Report to Predecessor’s financial statements for the audit period beginning on January 1, 2013 and ending December 31, 2013 are included in this report. The Independent Auditor's Report to the Company’s financial statements indicates that there are a number of factors that raise substantial doubt about the Company’s ability to continue as a going concern. Such doubts identified in the report include the fact (i) that the Company has not established any source of revenue to cover its operating costs; (ii) that the Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; (iii) that the Company will offer noncash consideration and seek equity lines as a means of financing its operations; (iv) that if it the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

Our financial position, having no significant assets, financial resources and no revenues, raises substantial doubt about our ability to continue as a going concern. Our Class A common stock presently trades on the OTC Markets Group electronic quotation system on the OTC Pink tier under the stock symbol ZHLD. We are subject to the penny stock rules and regulations. There are approximately 99,750,097 shares of our Class A Common Stock issued and outstanding. There are approximately 343 record shareholders. We have six market makers. We may be able to use our restricted stock for raising capital, in the equity markets which may give us a competitive advantage over our competition, but not until our Class A common stock is registered pursuant to, or exempt from registration under the Securities and Exchange Act, and, any other applicable federal or state securities laws or regulations. Target firms may consider a merger or acquisition with us, to gain the advantages and perceived benefits of becoming a public corporation. Our financial position and current economic volatility may prevent us from identifying and pursuing a business combination with a target company seeking these benefits and funding sources.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information.

There are approximately 99,750,097 shares of Class A Common Stock outstanding. ZHLD is a development stage company. ZHLD trades on the OTC Markets Group electronic quotation system on the OTC Pink tier. ZHLD is the stock symbol. The average weighted price per share of our stock over the last three months is .04 cents per share.

(b) Holders.

As of the date of this report, there are approximately 211 shareholders of record of our Class A Common Stock issued and outstanding. This does not include an indeterminate number of stockholders whose shares are held in street name.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the year ended December 31, 2013, the Company had revenues of $0, expenses of $10,033 and a net loss of $10,033 as compared to revenues of $0, expenses of $15,556 and net loss of $15,556 for the year ended December 31, 2012. The decrease in expenses is primarily attributable to decreased office expenses and filing fees.

As of December 31, 2013, the Company has total assets of $1,857 and shareholders' deficit of $945 as compared to total assets of $2,662 and shareholders' deficit of $162 as of December 31, 2012.

Off-balance Sheet Arrangements

As of December 31, 2013, We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2013 and 2012.

Our cash balance is $0 as of December 31, 2013. We have been utilizing and may utilize funds from Scot Scheer, our president and director, who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Scot Scheer, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

Critical Accounting Policies:

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2013, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Z Holdings Group, Inc. (A Development Stage Entity) INDEX TO AUDITED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm Messineo & Co CPAs LLC	F2

Report of Independent Registered Public Accounting Firm DKM Certified Public Accountants	F3

Balance Sheets at December 31, 2013 and December 31, 2012	F4

Statements of Operations for the periods ending December 31, 2013, December 31, 2012 and for the period from May 5, 2005 (Date of Reorganization) through December 31, 2013.	F5

Statement of Changes in Stockholders’ Deficit	F6

Statements of Cash Flows for the periods ending December 31, 2013, December 31, 2012 and for the period from May 5, 2005 (Date of Reorganization) through December 31, 2013	F7

Notes to Audited Financial Statements	F-8 through F-11

-F1-

Messineo & Co, CPAs LLC 2451 N McMullen Booth Rd - Ste. 309 Clearwater, FL 33759-1362 T: (727) 421-6268 F: (727) 674-0511

To the Board of Directors of:

Z Holdings Group, Inc.

Cranston, RI

We have audited the accompanying balance sheets of Z Holdings Group, Inc. as of December 31, 2013 and the related statements of operations, stockholders' equity and cash flows for the year then ended for the period May 6, 2005 (date of reorganization) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Z Holdings Group, Inc. as of December 31, 2013 and the related statements of operations, stockholders' equity and cash flows for the year then ended for the period May 6, 2005 (date of reorganization) through December 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Messineo & Company CPAs LLC

Clearwater, FL

April 15, 2014

-F2-

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

DKM Certified Public Accountants

Clearwater, Florida

March 27, 2013

-F3-

Z HOLDINGS GROUP, Inc.
(A Development Stage Entity)
Balance Sheets
For the years ended
	December 31,	December 31,
	2013	2012
ASSETS
Current Assets
Prepaid expenses	195	-
Total Current Assets	$ 195	$ -
Intangibles, net of amortization of $1,333 and $333	$1,662	$2,662
TOTAL ASSETS	$ 1,857	$2,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$2,802	$2,500
Total Current Liabilities	$2,802	$2,500
TOTAL LIABILITIES	$2,802	$2,500

COMMITMENTS AND CONTINGENCIES (Note 7)

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized; $.000006 par value; 0 shares issued and outstanding	0	0

Common stock, Class A: 1,000,000,000 shares authorized; $0.000006 par value
99,750,097 and 99,765,275 shares issued and outstanding	99,750	99,765
Common stock, Class B: 200,000,000 shares authorized; $.000006 par value 0 shares issued and outstanding
Additional paid in capital	(67,595)	(76,536)
Accumulated deficit during development stage	(33,100)	(23,067)
Total Stockholders' Equity	945	162

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,857	$ 2,662

The accompanying notes are an integral part of these financial statements.

-F4-

Z HOLDINGS GROUP, Inc.
(A Development Stage Entity)
Statements of Operations

			May 6, 2005
	For the Years Ended		(date of reorganization through
	December 31,		December 31,
	2013	2012	2013

Revenues	$ -	$ -	$ -

Operating Expenses
General and administrative	9,033	15,223	31,767
Depreciation and amortization	1,000	333	1,333
Total operating expenses	10,033	15,556	33,100

Net loss from operations	(10,033)	(15,556)	(33,100)

Income tax (benefit) expense	-	-	-

Net loss	$ (10,033)	$ (15,556)	$ (33,100)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of
shares outstanding	99,750,097	99,765,275	99,765,275

The accompanying notes are an integral part of these financial statements.

-F5-

Z HOLDINGS GROUP, Inc.
(A Development Stage Entity)
Statements of Stockholders’ Equity

				Accumulated
			Additional	Deficit
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total

Balance as of December 31, 2011	19,765,275	$ 99,765	$ (92,254)	(7,511)	$ 0
In kind contribution from shareholder			15,718		15,718
Net loss				(15,556)	(15,556)
Balance as of December 31, 2012	19,765,275	$99,765	(76,536)	(23,067)	162
In kind contribution from shareholder			8,926		8,926
Net loss				(10,033)	(10,033)
Balance as of December 31, 2013	99,750,097	99,750	(67,595)	(33,100)	(945)

The accompanying notes are an integral part of these financial statements.

-F6-

Z HOLDINGS GROUP, Inc.
(A Development Stage Entity)
Statements of Cash Flows
			May 6, 2005
			(date of reorganization through
	December 31,		December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (10,033)	$ (15,556)	$ (33,100)
Adjustment to reconcile Net Income to net
cash provided by operations:
Depreciation and amortization	1,000	333	1,333
In-kind contribution-expenses paid by related party	8,926	15,718	32,155
In-kind contribution-other asset purchase by related party		(2,995)	(2,995)
Changes in assets and liabilities:		-
Prepaid expense	(195)	-	(195)
Accrued expenses	302	2,500	2,802
Net Cash Used in Operating Activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	--	---	--
Net Cash Provided by Financing Activities	-	-	--

Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$ -	$ -	$ -

Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

-F7-

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

Note 2 - Significant Accounting Policies

Basis of presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States (See Note 3 regarding the assumption that the Company is a “going concern”).

Development stage company

The Company is a development stage company as defined by ASC 915, Development Stage Entities.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception has been considered as part of the Company's development stage activities.

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

Fiscal year end

Z Holdings Group, Inc. has a December 31st fiscal year end.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were $0 at December 31, 2013 and 2012, respectively.

-F8-

Cash flows reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or period payments.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments would approximate their fair values due to the short-term nature of these instruments. These financial instruments would include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. Fair value of notes payable would be estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2013 or 2012.

The Company files income tax returns in the United States and Delaware, which are subject to examination by tax authorities in these jurisdictions. Generally, the statute of limitations related to the Company’s federal and state income tax returns is three years. The state impact of any federal changes to prior year remains subject to examination for a period of up to five years after formal notification to the states.

Commitment and contingencies

The Company follows ASC 450-20, Loss Contingencies to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Related parties

The Company follows ASC 850, Related Party Disclosures for the identification of related parties and disclosure of related party transactions.

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

 Recent Accounting Pronouncements

-F9-

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

In December 2013, the FASB issued ASU 2013-12, Definition of a Public Entity. This newly issued accounting standard establishes one definition of public business entity for future use in U.S. GAAP. The amendment does not affect existing requirements. There is no actual effective date for the amendment in this Update. Adoption of this guidance did not impact our financial position or results of operations.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This newly issued accounting standard requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. This standard does not require new recurring disclosures. This ASU is effective for reporting periods beginning after December 15, 2013, with early adoption permitted. As the objective of this accounting standard is to provide guidance on the presentation of unrecognized tax benefits and the settling of income taxes resulting from disallowances of tax positions, the adoption of this standard is not expected to impact our financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This newly issued accounting standard requires an entity to present either in a single note or parenthetically on the face of the financial statements; the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source. If a component is not required to be reclassified to net income in its entirety, it is cross-referenced to the related footnote for additional information. This ASU is effective for reporting periods beginning after December 15, 2012, with early adoption permitted. As the objective of this accounting standard is to improve the reporting of classifications out of accumulated other comprehensive income and the information is already required to be disclosed elsewhere in the financial statements the adoption of this standard did not impact our financial position or results of operations.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This newly issued accounting standard clarifies that the scope of ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements, and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position or results of operations.

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

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $33,100 at December 31, 2013, and had a net loss of $10,033 for the fiscal year then ended. The company has earned no revenues since its date of reorganization on May 6, 2005.

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

Note 4 – Prepaid Expense

Prepaid expense consists of a single, annual software maintenance/upgrade contract which is amortized over the life of the contract. Prepaid expense totaled $195 and $0 at December 31, 2013 and 2012, respectively.

Note 5– Stockholders’ Equity

Common Stock

Class A

The authorized common stock of ZHLD consists of 1,000,000,000 shares of Class A Common Stock at a par value of $0.000006 per share. There were 99,750,097 shares of class A common stock issued and outstanding at December 31, 2013 and 2012.

Each share of Class A common stock is entitled to one vote.

Class B

200,000,000 shares of Class B Common Stock, $0.000006 par value per share.

-No shares of class B Common Stock issued and outstanding at this date.

Each share of Class B of Common Stock is entitled to 10 votes.

Preferred Stock

As of December 31, 2013 the authorized preferred stock of the Company consisted of 50,000,000 shares with a par value of $0.000006. There were no shares of preferred stock issued and outstanding at this date.

 Any series of new preferred stock may be designated, fixed, and determined as provided by the board of directors by the affirmative vote of a majority of the voting power of all the then outstanding shares of Class B Common Stock.

-F10-

Note 6 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2013 and 2012 the Company has net operating loss carry forwards of $33,100 and $23,067, respectively which begin expiring in 2030. The loss results in deferred tax assets of approximately $11,300 and $7,800 at December 31, 2013 and 2012, at effective statutory rates totaling 34%.  The deferred tax asset has been off-set by an equal valuation allowance.

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

-F11-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 Recent History of auditor changes:

Our financial statements were previously audited by the firm of Peter Messineo, CPA (“PM”). In December 2012 Peter Messineo, CPA merged into the firm known as DKM Certified Public Accountants (“DKM”). DKM had audited our previous financial statement for the year ending December 31, 2012. In April 2013 the agreement of DKM and PM was terminated. On May 6, 2013 the Company engaged, Messineo & Co., CPAs, LLC, which is the successor continuation of the original audit firm (PM).

DKM's report on the financial statements for the year ended December 31, 2012 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting. Our filings include DKM’s report.

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

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

lack of a functioning audit committee due to a lack of majority of independent members; lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; ineffective controls over period end financial disclosure and reporting processes; ineffective oversight of the entity’s financial reporting and internal control by those charged with governance; management is dominated by a single individual/small group without adequate compensating controls; and failure by management or those charged with governance to correct previously communicated deficiencies or conclude that they will not be corrected.

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2013.

Management believes that the above material weaknesses did not have an adverse effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We plan to appoint one or more outside directors to our board of directors when funds are available to us. The board of directors will provide oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

Management believes that the appointment of one or more outside directors will remedy the lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement this initiative; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

ITEM 9B. OTHER INFORMATION

There are no further disclosures.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the all compensation awarded to, earned by, or paid by paid by the Company to each of our named executive officer and directors for the fiscal years ended December 31, 2013 and 2012.

Name and Position	Year	Salary	Option Awards	All other Compensation	Total
Scot Scheer President, Secretary and Sole Director	2013 2012	None None	None None	None None	None None

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

Director Compensation

The Company has not paid director compensation for the years ending December 31, 2013 and 2012.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

		2013	2012
Audit fees	DKM Certified Public Accountants	$0	$3,000
	Messineo & Co CPAs, LLC.	$3,000	$0
Audit related fees
Tax fees
All other fees

Total		$3,000	$3,000

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Exhibits

Exhibit #	Description	Location

Exhibit 2.1	Merger Agreement	*

Exhibit 3.1	Articles of Incorporation	*

Exhibit 3.1(a)	Restated Articles of Incorporation	*

Exhibit 3.2	Bylaws	*

Exhibit 3.2(a)	Restated Bylaws	*

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm	Attached

Exhibit 31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

* Incorporated by reference. Merger Agreement by and among Big Time Acquisition, Inc. and Z Holdings Group, Inc. filed as Exhibit 2.1 to Form 8K filed on November 2, 2012.Articles of Incorporation filed as Exhibit 3.1 to Form 10-12G filed October 15, 2010.Restated Articles of Incorporation filed as Exhibit 3.1 to Form 8K filed on November 2, 2012.The Bylaws filed as Exhibit 3.2 to Form 10-12G filed October 15, 2010. Restated Bylaws filed as Exhibit 3.2 to Form 8K filed on November 2, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Z Holdings Group, Inc.

(Registrant)

By: /s/ Scot Scheer

Scot Scheer, President, Secretary and

Treasurer

Dated: April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Scot Scheer

Scot Scheer, President, Secretary and

Treasurer

Dated: April 15, 2014