Form 10-Q
period 2014-03-31
Z Holdings Group, Inc.
filed 2014-05-14
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014.

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

[X ]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2014: 99,750,097 shares of class A common stock.

TABLE OF CONTENTS

Z HOLDINGS GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX

PART I-FINANCIAL INFORMATION

ITEM 1	CONDENSED FINANCIAL STATEMENTS	4
Condensed Balance Sheets at March 31, 2014 (unaudited) and December 31, 2013		4
Condensed Statements of Operations for the three months ended March 31, 2014 and 2013 and for the period from May 6, 2005 (date of reorganization) through March 31, 2014 (unaudited)		5
Condensed Statements of Cash Flows for the three Months ended March 31, 2014 and 2013 and for the Period from May 6, 2005 (date of reorganization) through March 31, 2014 (unaudited)		6
Notes to Unaudited Condensed Financial Statements		7

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	10
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12
ITEM 4	CONTROLS AND PROCEDURES.	12

PART II-OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	13
ITEM 1A	RISK FACTORS	13
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	13
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	13
ITEM 4	MINE SAFETY DISCLOSURES	13
ITEM 5	OTHER INFORMATION	13
ITEM 6	EXHIBITS	13

SIGNATURES		13

ITEM 1	FINANCIAL STATEMENTS

Z HOLDINGS GROUP, INC.
(A Development Stage Entity)
Condensed Balance Sheets

	March 31,	December 31,
	2014 (unaudited)	2013 (audited)
ASSETS
Current Assets	$ -	$ -

Prepaid expenses	$ -	$ 195

TOTAL CURRENT ASSETS	$ -	$ 195
Software, net of amortization of $1,583 and $1,333	$ 1,412	$ 1,662
TOTAL ASSETS	$ 1412	$ 1,857

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$ 2,302	$ 2,802
TOTAL CURRENT LIABILITIES	$ 2302	$ 2,802

COMMITMENTS AND CONTINGENCIES (Note 7)

Stockholders' Equity

Common stock, Class A: 1,000,000,000 shares authorized; $0.000006 par value 99,750,097 and 99,750,097 shares issued and outstanding	99,750	99,750
Common stock, Class B: 200,000,000 shares authorized; $0.000006 par value 0 shares issued and outstanding
Additional paid in capital	(64,888)	(67,595)
Accumulated deficit during development stage	(35,752)	(33,100)
Total Stockholders' Equity	(890)	(945)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,412	$ 1,857

The accompanying notes are an integral part of these condensed financial statements.

Z HOLDINGS GROUP, INC.
(A Development Stage Entity)
Statements of Operations
(Unaudited)

			May 6, 2005
	For the Three Months Ended		(date of reorganization through
	March 31,		March 31,
	2014	2013	2014

Revenues	$ -	$ -	$ -

Operating Expenses
General and administrative	2,401	1,495	34,169
Depreciation and amortization	250	250	1,583
Total operating expenses	2,651	1,745	35,752

Net loss from operations	(2,651)	(1,745)	(35,752)

Income tax (benefit) expense	-	-	-

Net loss	$ (2,651)	$ (1,745)	$ (35,752)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of
shares outstanding	99,750,097	99,765,275	99,765,275

The accompanying notes are an integral part of these financial statements.

Z HOLDINGS GROUP, INC.
(A Development Stage Entity)
Condensed Statements of Cash Flows (Unaudited)
May 6, 2005
	Three Months Ended		(date of reorganization) through
	March 31,		March 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,651)	$ (1,745)	$ (35,752)
Adjustment to reconcile Net Income to net
cash provided by operations:
Contributions in kind	$ 2,706	$ 5,090	$ 31,867
Depreciation and amortization	$ 250	$ 250	$ 1,583
Changes in assets and liabilities

Changes in assets and liabilities:

Prepaid Expense	$ 195	$ (1,095)	$ -
Accrued expenses	$ 500	$ 2,500	$ 2,302
Net Cash Used in Operating Activities	-	-	-

Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$ -	$ -	$ -

Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

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

On October 29, 2012 the respective Boards of Directors and requisite majority shareholders of ZHLD and Big Time Acquisition, Inc. by written consent in lieu of a shareholder meeting pursuant to DGCL approved the merger of Big Time Acquisition, Inc. into ZHLD with ZHLD as the surviving corporation. ZHLD was a shell company immediately before the merger and continues to be a shell company as of the date of this filing. Additionally, ZHLD is a development stage entity.

 Note 2 - Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2013 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the nine month period ended March 31, 2014 are not necessarily indicative of the results for the full fiscal year ending December 31, 2014.

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

Cash and cash equivalents at March 31, 2014 and December 31, 2013 were $0.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments would approximate their fair values due to the short-term nature of these instruments. These financial instruments would include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. Fair value of notes payable would be estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2014 or December 31, 2013.

Commitment and contingencies

The Company follows FASB ASC 450-20, Loss Contingencies” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Related parties

The Company follows FASB ASC 850, Related Party Disclosures for the identification of related parties and disclosure of related party transactions. Related party transactions for the periods ending March 31, 2014 and December 31, 2013 totaled $2,706 and $8,926, respectively and consisted of amounts contributed in kind ..

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

The Company does not have any potentially dilutive instruments as of March 31, 2014 and, thus, anti-dilution issues are not applicable.

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

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $35,752 at March 31, 2014. The company has earned no revenues since its date of reorganization on May 6, 2005.

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

Note 4 – Prepaid Expense

Prepaid expense totaled $0 and $195 at March 31, 2014 and December 31, 2013 and consisted solely of a prepaid software maintenance contract.

Note 5– Stockholders’ Equity

Common Stock

Class A

The authorized common stock consists of 1,000,000,000 shares of Class A Common Stock at a par value of $0.000006 per share.

There were 99,750,097 shares of class A common stock issued and outstanding at March 31, 2014 and December 31, 2013.

Each share of Class A common stock is entitled to one vote.

Class B

The authorized common stock consists of 200,000,000 shares of Class B Common Stock, $0.000006 par value per share.

There are no shares of class B Common Stock issued and outstanding at this date.

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

Other

During the period ending March 31, 2014 a related party contributed additional paid in capital in the amount of $2,706 to fund operating expenses. Total amounts contributed as of March 31, 2014 totaled $31,867. (Note 7)

Note 6 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of March 31, 2014 and December 31, 2013 the Company has net operating loss carry forwards of $35,752 and $33,100, respectively. The NOLs begin expiring in 2030. The loss results in deferred tax assets of approximately $12,156 and $11,254 at March 31, 2014 and December 31, 2013, at the effective statutory rates totaling 34%. The deferred tax asset has been off-set by an equal valuation allowance.

Note 7 - Related Party Transactions

Related party transactions for the periods ending March 31, 2014 2013 totaled $2,706 and $5,090, respectively and consisted of amounts contributed in kind by a key uncompensated employee.

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

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports (legal, accounting and auditing fees) in the amount of approximately $10,000; and

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

RESULTS OF OPERATIONS

Three months ended March 31, 2014 and 2013

Revenue

During the three months ended March 31, 2014 and March 31, 2013, we did not recognize any revenue as the company has no revenue sources.

General and Administrative Expenses

During the three months ended March 31, 2014 we incurred $2,651 in general and administrative expenses compared to $1,745 in the three months ended March 31, 2013. The increase is attributable to increased transfer agent and audit fees.

Liquidity

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of March 31, 2014 and December 31, 2013.

Off Balance Sheet Arrangements

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

For a full description of our internal control over financial reporting, please refer to Item 9A, “Controls and Procedures” in our 2013 Annual Report on Form 10-K.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3 Defaults Upon Senior Securities.

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information.

None

ITEM 6 Exhibits.

Exhibit Number	Description of Exhibit	Location
3.1	Articles of Incorporation.	*
3.1 (a)	Restated Articles of Incorporation	*
3.2	By Laws	*
3.2 (a)	Restated By Laws	*
23.1	Consent of Independent Registered Public Accounting Firm	**
31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.*	**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*	**

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

____________________

*	Incorporated by reference. Merger Agreement by and among Big Time Acquisition, Inc. and Z Holdings Group, Inc. filed as Exhibit 2.1 to Form 8K filed on November 2, 2012. Articles of Incorporation filed as Exhibit 3.1 to Form 10-12G filed October 15, 2010. Restated Articles of Incorporation filed as Exhibit 3.1 to Form 8K filed on November 2, 2012. The Bylaws filed as Exhibit 3.2 to Form 10-12G filed October 15, 2010. Restated Bylaws filed as Exhibit 3.2 to Form 8K filed on November 2, 2012.
**	Furnished with this 10-Q. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Z Holdings Group, Inc.

(Registrant)

By: /s/ Scot Scheer

Scot Scheer, President, Secretary and

Principal Financial Officer

Dated: May 10, 2014