Form 10-Q
period 2014-06-30
Z Holdings Group, Inc.
filed 2014-08-04
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

[X ]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 4, 2014: 99,750,097 shares of class A common stock.

Z HOLDINGS GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

	PART I-FINANCIAL INFORMATION	Page

ITEM 1	CONDENSED FINANCIAL STATEMENTS	4
Condensed Balance Sheets at June, 30 2014 (unaudited) and December 31, 2013		4
Condensed Statements of Operations for the six months ended June 30, 2014 and 2013 and for the period from May 6, 2005 (date of reorganization) through June 30, 2014 (unaudited)		5
Condensed Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and for the period from May 6, 2005 (date of reorganization) through June 30, 2014 (unaudited)		6
Notes to Unaudited Condensed Financial Statements		7

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	10
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12
ITEM 4	CONTROLS AND PROCEDURES	12

PART II-OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	13
ITEM 1A	RISK FACTORS	13
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	13
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	13
ITEM 4	MINE SAFETY DISCLOSURES	13
ITEM 5	OTHER INFORMATION	13
ITEM 6	EXHIBITS	13

SIGNATURES		13

ITEM 1	FINANCIAL STATEMENTS

Z HOLDINGS GROUP, INC.
(A Development Stage Entity)
Condensed Balance Sheets

	June 30,	December 31,
	2014 (unaudited)	2013 (audited)
ASSETS
Current Assets	$ -	$ -

Prepaid expenses	$ -	$ 195

TOTAL CURRENT ASSETS	$ -	$ 195
Software, net of amortization of $1,833 and $1,333	$ 1,162	$ 1,662
TOTAL ASSETS	$ 1,162	$ 1,857

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$ 1,906	$ 2,802
TOTAL CURRENT LIABILITIES	$ 1,906	$ 2,802

COMMITMENTS AND CONTINGENCIES (Note 8)

Stockholders' Equity

Common stock, Class A: 1,000,000,000 shares authorized; $0.000006 par value 99,750,097 and 99,750,097 shares issued and outstanding	99,750	99,750
Common stock, Class B: 200,000,000 shares authorized; $0.000006 par value 0 shares issued and outstanding
Additional paid in capital	(62,586)	(67,595)
Accumulated deficit during development stage	(37,908)	(33,100)
Total Stockholders' Equity	(744)	(945)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,162	$ 1,857

The accompanying notes are an integral part of these condensed financial statements.

Z HOLDINGS GROUP, INC.
(A Development Stage Entity)
Statements of Operations
(Unaudited)

			May 6, 2005
	For the Six Months Ended		(date of reorganization through
	June 30,		June 30,
	2014	2013	2014

Revenues	$ -	$ -	$ -

Operating Expenses
General and administrative	4,309	3,019	36,075
Depreciation and amortization	500	500	1,833
Total operating expenses	4,808	3,519	37,908

Net loss from operations	(4,808)	(3,519)	(37,908)

Income tax (benefit) expense	-	-	-

Net loss	$(4,808)	$ (3,519)	$ (37,908)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of
shares outstanding	99,750,097	99,765,275	99,750,097

The accompanying notes are an integral part of these financial statements.

Z HOLDINGS GROUP, INC.
(A Development Stage Entity)
Condensed Statements of Cash Flows (Unaudited)
May 6, 2005
	Six Months Ended		(date of reorganization) through
	June 30,		June 30,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,808)	$ (3,519)	$ (37,908)
Adjustment to reconcile Net Income to net
cash provided by operations:
In-kind contributions	$ 5,008	$ 6,364	$34,169
Depreciation and amortization	$ 500	$ 500	$ 1,833
Changes in assets and liabilities

Changes in assets and liabilities:

Prepaid Expense	$ 195	$ (1,095)	$ -
Accrued expenses	$ (895)	$ (2,250)	$ 1,906
Net Cash Used in Operating Activities	-	-	-

Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$ -	$ -	$ -

Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

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

The results of operations for the six month period ended June 30, 2014 are not necessarily indicative of the results for the full fiscal year ending December 31, 2014.

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

Cash and cash equivalents at June 30, 2014 and December 31, 2013 were $0.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments would approximate their fair values due to the short-term nature of these instruments. These financial instruments would include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. Fair value of notes payable would be estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2014 or December 31, 2013.

Commitment and contingencies

The Company follows FASB ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Related parties

The Company follows FASB ASC 850, Related Party Disclosures for the identification of related parties and disclosure of related party transactions. Related party transactions for the periods ending June 30, 2014 and December 31, 2013 totaled $5,008 and $8,926, respectively and consisted of amounts contributed in kind.

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

The Company does not have any potentially dilutive instruments as of June 30, 2014 and, thus, anti-dilution issues are not applicable.

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

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $37,908 at June 30, 2014. The company has earned no revenues since its date of reorganization on May 6, 2005.

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

Note 4 – Prepaid Expense

Prepaid expense totaled $0 and $195 at June 30, 2014 and December 31, 2013 and consisted solely of a prepaid software maintenance contract.

Note 5– Stockholders’ Equity

Common Stock

Class A

The authorized common stock consists of 1,000,000,000 shares of Class A Common Stock at a par value of $0.000006 per share.

There were 99,750,097 shares of class A common stock issued and outstanding at June 30, 2014 and December 31, 2013.

Each share of Class A common stock is entitled to one vote.

Class B

The authorized common stock consists of 200,000,000 shares of Class B Common Stock, $0.000006 par value per share.

There are no shares of class B Common Stock issued and outstanding at this date.

Each share of Class B of Common Stock is entitled to 10 votes.

Preferred Stock

As of June 30, 2014 the authorized preferred stock of the Company consisted of 50,000,000 shares with a par value of $0.000006.

There were no shares of preferred stock issued and outstanding at this date.

Any series of new preferred stock may be designated, fixed, and determined as provided by the board of directors by the affirmative vote of a majority of the voting power of all the then outstanding shares of Class B Common Stock.

Other

During the period ending June 30, 2014 a related party contributed additional paid in capital in the amount of $5,008 to fund operating expenses. Total amounts contributed as of June 30, 2014 totaled $34,169. (Note 7)

Note 6 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of June 30, 2014 and December 31, 2013 the Company has net operating loss carry forwards of $37,908 and $33,100, respectively. The NOLs begin expiring in 2030. The loss results in deferred tax assets of approximately $12,900 and $11,254 at June 30, 2014 and December 31, 2013, at the effective statutory rates totaling 34%. The deferred tax asset has been off-set by an equal valuation allowance.

Note 7 - Related Party Transactions

Related party transactions for the periods ending June 30, 2014 and 2013 totaled $5,008 and $6,364, respectively and consisted of amounts contributed in kind by a key uncompensated employee.

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

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports (transfer agent, accounting and auditing fees) in the amount of approximately $10,000; and

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

RESULTS OF OPERATIONS

Three months ended June 30, 2014 and 2013

Revenue

During the three months ended June 30, 2014 and 2013, we did not recognize any revenue as the company has no revenue sources.

General and Administrative Expenses

During the three months ended June 30, 2014 we incurred $1,906 in general and administrative expenses compared to $1,523 in the three months ended June 30, 2013. The increase is attributable to increased transfer agent and audit fees.

Six months ended June 30, 2014 and 2013

Revenue

During the six months ended June 30, 2014 and 2013, we did not recognize any revenue as the company has no revenue sources.

General and Administrative Expenses

During the six months ended June 30, 2014 we incurred $4,308 in general and administrative expenses compared to $3,019 in the six months ended June 30, 2013. The increase is primarily attributable to increased audit and review fees.

Liquidity

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of June 30, 2014 and December 31, 2013.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 4, 2014