Form 10-Q
period 2014-09-30
Z Holdings Group, Inc.
filed 2014-11-19
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-54159

Z Holdings Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1209978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 2123 Station R Kelowna, B.C., Canada	V1X 4K5
(Address of principal executive offices)	(Zip Code)

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

[X ]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 19, 2014: 99,750,097 shares of class A common stock.

Z HOLDINGS GROUP, INC.

ITEM 1	FINANCIAL STATEMENTS

Z HOLDINGS GROUP, INC.
Condensed Balance Sheets

	September 30,	December 31,
	2014 (unaudited)	2013 (audited)
ASSETS
Current Assets	$ -	$ -

Prepaid expenses	$ -	$ 195

TOTAL CURRENT ASSETS	$ -	$ 195
Software, net of amortization of $2,083 and $1,333	$ 912	$ 1,662
TOTAL ASSETS	$ 912	$ 1,857

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$ 1,668	$ 2,802
TOTAL CURRENT LIABILITIES	$ 1,668	$ 2,802

COMMITMENTS AND CONTINGENCIES (Note 9)

Stockholders' Equity

Common stock, Class A: 1,000,000,000 shares authorized; $0.000006 par value 99,750,097 and 99,750,097 shares issued and outstanding	99,750	99,750
Common stock, Class B: 200,000,000 shares authorized; $0.000006 par value 0 shares issued and outstanding	0	0
Additional paid in capital	(59,358)	(67,595)
Accumulated deficit	(41,148)	(33,100)
Total Stockholders' Equity	(756)	(945)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 912	$ 1,857

The accompanying notes are an integral part of these condensed, unaudited financial statements.

Z HOLDINGS GROUP, INC.

Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$ -	$ -	$ -	$ -

Operating Expenses
General and administrative	2,990	1,704	7,298	4,723
Depreciation and amortization	250	250	750	750
Total operating expenses	3,240	1,954	8,048	5,473

Net loss from operations	(3,240)	(1,954)	(8,048)	(5,473)

Income tax (benefit) expense	-	-	-	-

Net loss	$ (3,240)	$ (1,954)	$ (8,048)	$ (5,473)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of
shares outstanding	99,750,097	99,765,275	99,750,097	99,765,275

The accompanying notes are an integral part of these condensed, unaudited financial statements.

Z HOLDINGS GROUP, INC.

Condensed Statements of Cash Flows (Unaudited)

Nine Months Ended
September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,048)	$ (5,473)
Adjustment to reconcile Net Income to net
cash provided by operations:
In-kind contributions	$ 8,237	$ 7,468
Depreciation and amortization	$ 750	$ 750
Changes in assets and liabilities

Changes in assets and liabilities:

Prepaid Expense	$ 195	$ (495)
Accrued expenses	$ (1,134)	$ (2,250)
Net Cash Used in Operating Activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$ -	$ -

Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Noncash Investing and Financing

The accompanying notes are an integral part of these condensed, unaudited financial statements.

Z HOLDINGS GROUP, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

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

The results of operations for the nine month period ended September 30, 2014 are not necessarily indicative of the results for the full fiscal year ending December 31, 2014.

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

Cash and cash equivalents at September 30, 2014 and December 31, 2013 were $0.

Cash Flows Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230 to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

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

The Company does not have any potentially dilutive instruments as of September 30, 2014 and, thus, anti-dilution issues are not applicable.

Fair Value of Financial Instruments

The Company follows FASB Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures”, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments would approximate their fair values due to the short-term nature of these instruments. These financial instruments would include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. Fair value of notes payable would be estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Income Taxes

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

No deferred tax assets or liabilities were recognized as of September 30, 2014 or December 31, 2013.

Related parties

The Company follows FASB ASC 850, Related Party Disclosures for the identification of related parties and disclosure of related party transactions. Related party transactions for the periods ending September 30, 2014 and December 31, 2013 totaled $5,008 and $8,926, respectively and consisted of operating expenses funded by previous management. Amounts were credited to additional paid in capital.

Note 3 - Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue. As a result, the Company has a net loss, negative operating cash flow, and an accumulated deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Management’s plan to obtain such resources for the Company include, obtaining loans sufficient to meet its minimal operating expenses from management and significant stockholders. Additionally, management hopes to raise equity funding. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern; Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted but not required. As the objective of this accounting standard is to provide guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern, the adoption of this standard is not expected to impact our financial position or results of operations.

In June 2014, the FAAB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities and also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early application permitted. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). As the objective of the amendments in this update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities our early adoption of this guidance has not impacted our financial position or results of operations.

Note 5 – Prepaid Expense

Prepaid expense totaled $0 and $195 at September 30, 2014 and December 31, 2013 and consisted solely of a prepaid software maintenance contract.

Note 6– Stockholders’ Equity

Common Stock

Class A

The authorized common stock consists of 1,000,000,000 shares of Class A Common Stock at a par value of $0.000006 per share.

There were 99,750,097 shares of class A common stock issued and outstanding at September 30, 2014 and December 31, 2013.

Each share of Class A common stock is entitled to one vote.

Class B

The authorized common stock consists of 200,000,000 shares of Class B Common Stock, $0.000006 par value per share.

There are no shares of class B Common Stock issued and outstanding at this date.

Each share of Class B of Common Stock is entitled to 10 votes.

Preferred Stock

As of September 30, 2014 the authorized preferred stock of the Company consisted of 50,000,000 shares with a par value of $0.000006.

There were no shares of preferred stock issued and outstanding at this date.

Any series of new preferred stock may be designated, fixed, and determined as provided by the board of directors by the affirmative vote of a majority of the voting power of all the then outstanding shares of Class B Common Stock.

Additional Paid in Capital

During the period ending September 30, 2014 a related party contributed additional paid in capital in the amount of $8,237 to fund operating expenses. Total amounts contributed as of September 30, 2014 totaled $40,392. (Note 8)

Note 7 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of September 30, 2014 and December 31, 2013 the Company has net operating loss carry forwards of $41,148 and $33,100, respectively. The NOLs begin expiring in 2030. The loss results in deferred tax assets of approximately $14,000 and $11,250 at September 30, 2014 and December 31, 2013, at the effective statutory rates totaling 34%. The deferred tax asset has been off-set by an equal valuation allowance.

Note 8 - Related Party Transactions

Related party transactions for the periods ending September 30, 2014 and 2013 totaled $8,237 and $7,468, respectively and consisted of operating expenses funded by previous management. (Note 6).

Note 9 – Commitments and Contingencies

Litigation

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 10 - Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: On September 5, 2014 we experienced a change in control, whereas our former control shareholder Moorpark Limited, LLC sold their controlling shares to SeaMorri Financial Partners, LLC. As a result of the change in control former management of the Company voluntarily stepped down from their position(s) pursuant to the terms and conditions of the share purchase agreement attached to the 8-K that was filed on September 9, 2014 as Exhibit 10.1. Former management was unable to locate a suitable merger candidate. Because of this former management sold a controlling interest in the Company to SeaMorri Financial Partners, LLC.

SeaMorri and new management acknowledges the benefits of a trading shell company. Management controls other non reporting entities and may or may not decide to incorporate one or more of them with the Company.

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

We believe we will be able to meet the costs of filing Exchange Act reports during the next 12 months through use of funds to be loaned to or invested in us by SeaMorri Financial Partners, LLC, our majority stockholder, or other investors. However, there is no guarantee that such additional funds will be made available to us or on terms that are favorable to us. If we enter into a business combination with a target entity, we may require the target company to pay the acquisition related fees and expenses as a condition precedent to such an agreement. To date, we have had no discussions with SeaMorri Financial Partners, LLC, or other investors, regarding funding, and no funding commitment for future expenses has been obtained. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. Obviously, if SeaMorri Financial Partners, LLC, or other investors, does not loan to or invest sufficient funds in us, then we will not be able to meet our SEC reporting obligations and will not be able to attract a private company with which to combine.

We have negative working capital, negative stockholder’s equity, and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. We are currently devoting our efforts to locating merger candidates. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

Our officers and directors have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2014 and 2013

Revenue

During the three months ended September 30, 2014 and 2013, we did not earn any revenue as the company has no revenue sources.

General and Administrative Expenses

During the three months ended September 30, 2014 we incurred $2,990 in general and administrative expenses compared to $1,704 in the three months ended September 30, 2013. The increase is primarily attributable to increases in transfer agent fees audit and review fees.

Nine months ended September 30, 2014 and 2013

Revenue

During the nine months ended September 30, 2014 and 2013, we did not earnany revenue as the company has no revenue sources.

General and Administrative Expenses

During the nine months ended September 30, 2014 we incurred $7,298 in general and administrative expenses compared to $4,723 in the nine months ended September 30, 2013. The increase is primarily attributable to increased audit and review fees as well as transfer agent fees.

Liquidity

We have no known demands or commitments and are not aware of any events or uncertainties as of September 30, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of September 30, 2014 and December 31, 2013.

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

ITEM 4  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our president and treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Material weaknesses noted were: lack of a functioning audit committee due to a lack of a majority of independent members; lack of a majority of outside directors on the board of directors, inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; ineffective oversight of the entity’s financial reporting and internal control by management and those charged with governance; and, management dominated by a single individual/small group without adequate compensating controls.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Z Holdings Group, Inc.

(Registrant)

By: /s/ Robert Morrison

Robert Morrison, President, CEO

and Principal Financial Officer

Dated: November 19, 2014