Form 10-K
period 2014-12-31
Z Holdings Group, Inc.
filed 2015-04-15
CIK 1499684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 000-54159

Z HOLDINGS GROUP, INC.
 (Exact name of registrant as specified in its charter)

Delaware	84-1209978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Broadway 9th Floor, New York, NY	10004
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (347) 690-5187

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, Par Value, $.000006 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes [X]     No [   ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
 Yes [ X  ]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
 Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X]     No [   ]

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant computed by reference to the closing price of the common stock on June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $493,752 based on 19,750,097 shares and a market price of $0.025.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

99,750,097 as of March 30, 2015
DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I
Cautionary Note Regarding Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

All references in this annual report on Form 10-K to the "Company," "Z Holdings," "we," "us" or "our" are to Z Holdings Group, Inc.

Item 1.     Business.

Z Holdings Group, Inc. ("ZHLD") began as Pacific Development Corporation, incorporated under the laws of State of Colorado on September 21, 1992 ("Pacific"). On March 23, 2000, through a re-incorporation, Pacific and Cheshire Holdings, Inc. were merged into a single corporation existing under the laws of the State of Delaware, with Cheshire Holdings, Inc. being the surviving corporation. The name of the surviving corporation was changed to Cheshire Distributors, Inc. On July 17, 2003, Cheshire Distributors, Inc. changed its name to LMIC, Inc. ("LMIC"). LMIC through its wholly owned subsidiary LMIC Manufacturing, Inc. was a contract electronics manufacturing services firm. On August 3, 2012, we restated our certificate of incorporation and bylaws, including but not limited to changing our name from LMIC, Inc. to Z Holdings Group, Inc. On October 31, 2012, we merged with and into Big Time Acquisition, Inc. ("Predecessor"), a Delaware Form 10 blank check company that was controlled by our majority shareholders with the same sole officer and director, and we became successor registrant pursuant to Rule 12g-3 of the Securities Exchange Act ("Exchange Act"). Currently, the company plans to acquire or merge with an operating business, although the Company has no specific businesses it has targeted.

The total number of authorized shares of all classes of capital stock of the Company is 1,250,000,000 shares, consisting of: 1,000,000,000 shares of Class A Common Stock, $0.000006 par value per share ("Class A Common Stock"), 200,000,000 shares of Class B Common Stock, $0.000006 par value per share ("Class B Common Stock" and together with the Class A Common Stock, collectively the "Common Stock") and 50,000,000 shares of Preferred Stock, $0.000006 par value per share. The number of authorized shares of Class A Common Stock or Class B Common Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of capital stock representing a majority of the voting power of all the then outstanding shares of capital stock of the corporation entitled to vote thereon, irrespective of the provisions of Section 242(b)(2) of the General Corporation Law.

Corporate History

On May 6, 2005, LMIC filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Southern District of New York (case no. 05-13274) and subsequently converted to Chapter 7 on June 30, 2005. The Company's assets were transferred to a United States Trustee and the Company terminated its business operations. The Bankruptcy Trustee disposed of substantially all the assets of the Company.  On February 23, 2009, the Trustee for LMIC filed a notice of motion for the sale of the Company's corporate entity through the sale of 80,000,000 restricted shares of the Company's authorized yet unissued common stock to Moorpark Limited, LLC, a Rhode Island Limited Liability Company ("Moorpark"). The accounts of the former subsidiary of LMIC were not included in the sale and have not been carried forward.

On March 31, 2009, pursuant to 11 USC Section 363, a judgment order was issued allowing the Trustee to sell and transfer all of his right, title and interest in eighty million shares of restricted common stock of LMIC. to Moorpark. In addition, the federal court order allowed Moorpark to file any and all documents with the SEC that may be required to bring Z Holdings, Inc. into good standing.

On September, 19 2008, the Trustee sold 80,000,000 shares of restricted common voting stock to Moorpark in certificated form. On April 16, 2009, the Trustee abandoned all of his rights and interest in the corporate charter and bylaws of the Registrant. On June 9, 2009, by the requisite vote of the majority of the shareholders by written consent in lieu of a shareholder meeting pursuant to Delaware General Corporate Laws, Scot Scheer was appointed our sole officer and director.

The Chapter 7 bankruptcy case was closed on November 14, 2011. LMIC voluntarily deregistered its common stock on December 23, 2009. The reason for deregistering our common stock at that time was due to the lack of financial information available to perform an audit for our year end 2004.

On September 5, 2014, we experienced a change in control, whereas our former control shareholder Moorpark Limited, LLC sold their controlling shares to SeaMorri Financial Partners, LLC ("SeaMorri"). As a result of the change in control, former management of the Company voluntarily resigned from their position(s) pursuant to the terms and conditions of a share purchase agreement attached to the 8-K filed on September 9, 2014 as Exhibit 10.1.

As of the most recent audited period, the Company has generated no revenues or earnings from operations, possesses no significant assets or financial resources, and has no cash on hand. The Independent Auditor's Report to our financial statements for the year ended December 31, 2014, are included in this report. The Independent Auditor's Report to the Company's financial statements indicates that there are a number of factors that raise substantial doubt about the Company's ability to continue as a going concern. Such doubts identified in the report include the fact (i) that the Company has not established any source of revenue to cover its operating costs; (ii) that the Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; (iii) that the Company will offer noncash consideration and seek equity lines as a means of financing its operations; (iv) that if it the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

The Company is an "emerging growth company" ("EGC"), that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (the JOBS Act). The JOBS Act eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission's (SEC's) reporting and disclosure rules (See Emerging Growth Companies Section Below). The Company has elected December 31 as its fiscal year end.

Current Business

We are currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet begun negotiations or entered into any definitive agreements for potential new business opportunities, and there can be no assurance that we will be able to enter into any definitive agreements.

Any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are benefits to being a reporting company with a class of securities quoted on the OTCQB, such as: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock awards or options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States capital market.

We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is anticipated that our sole officer and two directors will continue to manage the Company.

As of the date hereof, we have not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Business opportunities that we believe are in the best interests of our company may be scarce, or we may be unable to obtain the ones that we want. We can provide no assurance that we will be able to locate compatible business opportunities.
Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. We have been reliant on our majority shareholder, SeaMorri Financial Partners, LLC, to provide financial contributions and services to keep the company operating.  Further, we believe that our company may have difficulties raising capital from other sources, until we locate a prospective merger candidate through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.  We currently have no written or oral agreement from our majority shareholder to continue to provide financial contributions.

Item 1A.   Risk Factors.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments.

Not applicable.

Item 2.      Properties.

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

We do not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3.      Legal Proceedings.

We know of no material pending legal proceedings to which our company is a party or of which any of our properties, or the properties of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or has a material interest adverse to our company.

Item 4.      Mine Safety Disclosures.

Not applicable.

PART II
Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets Group electronic quotation system (the "OTCQB") under the symbol "ZHLD".  As of March 30, 2015, our stock has been thinly traded on the OTCQB.

Price Range of Common Stock

The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTC Markets, for the previous two years, based on our fiscal year end December 31, 2014. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission, and may not represent actual transactions

	Fourth Quarter December 31,	Third Quarter September 30,	Second Quarter June 30,	First Quarter March 31,
2014 price range per share	$0.035 – $0.025	$0.035 – $0.025	$0.035 – $0.02	$0.035 - $0.02
2013 price range per share	$0.06 - $0.02	$0.05 - $0.03	$0.06 - $0.04	$0.05 - $0.04

Holders

As of March 30, 2015, 99,750,097 shares of our Class A Common stock was issued and outstanding to approximately 107 shareholders of record.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

In the event that we obtain authorization to issue any preferred stock and issue such stock, we must not declare, pay or set apart for payment any dividend or other distribution (unless payable solely in shares of our common stock or other class of stock junior to our preferred stock as to dividends or upon liquidation) in respect of our common stock, nor must we redeem, purchase or otherwise acquire for consideration shares of any of the foregoing, unless dividends, if any, payable to holders of our preferred stock for the current period (and in the case of cumulative dividends, if any, payable to holders of our preferred stock for the current period and in the case of cumulative dividends, if any, for all past periods) have been paid, are being paid or have been set aside for payment, in accordance with the terms of our preferred stock, as fixed by our board of directors.

Other than as stated above, there are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Delaware Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or
•
if the capital of the corporation shall have been diminished by depreciation in the value of its property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, the directors of such corporation shall not declare and pay out of such net profits any dividends upon any shares of any classes of its capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

We did not sell or issue in exchange for property, services, or other securities any of our unregistered shares of common stock or other securities during our fiscal year ended December 31, 2014.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any shares of our registered equity securities in the 12-month period ending December 31, 2014

Item 6.      Selected Financial Data.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report on Form 10-K. The following discussion contains forward‑looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with Accounting Principles Generally Accepted in the United States.

Results of Operations
During the year ended December 31, 2014, we incurred general and administrative and professional fees of $19,215 compared to general and administrative and professional fees of $9,033 during the year ended December 31, 2013.

The increase of $10,182 or 113% is attributable to increased audit/interim review fees; the addition of accounting/tax and XRBL fees for services that were previously done internally; and fees for legal services that were not previously used.

Liquidity and Financial Condition

Working Capital

The following table provides selected financial data about our company as of December 31, 2014 and 2013:

Balance Sheet Date	December 31, 2014	December 31, 2013	Working Capital Increase (Decrease)

Total Current Assets	$795	$195	$600
Total Current Liabilities	(13,003)	(2,802)	(10,201)
Working Capital (Deficiency)	$(12,208)	$(2,607)	$(9,601)

Our working capital decreased $9,601 as of December 31, 2014, from December 31, 2013.  This was driven by an increase in current liabilities resulting from an increase in outsourced professional fees as discussed above and increases in the cost of professional fees.  Since current assets consist of an amortized maintenance contract it is reasonable that we would experience a continuing decline in working capital.

Cash Flows
	Year Ended December 31, 2014	Year Ended December 31, 2013

Cash Flows Used in Operating Activities	$(3,078)	$-
Cash Flows Provided by (Used by) Investing Activities	-	-
Cash Flows Provided by (Used by) Financing Activities	$3,078	$-
Net Increase (Decrease) in Cash During Period	$-	$-

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended December 31, 2014, net cash flows used in operating activities was $3,078 consisting of a net loss of $20,252 which was increased from cash used from an increase in current operating assets of $600, and was reduced by contributed capital contributions of $9,653, amortization of $998, and increased trade payables and accrued expenses totaling $7,123. For the year ended December 31, 2013, net cash flows used in operating activities was $nil, which consisted of a net loss of $10,033 increased by cash used from an increase in current operating assets of $195 and was reduced by contributed capital contributions of $8,926, depreciation of $1,000, and increased accrued expenses of $302. Since current assets consist of an amortized maintenance contract we anticipate a continuing decline in working capital.

Cash Flows from Investing Activities

During the years ended December 31, 2014 and 2013, we have not used any cash for investing activities.

Cash Flows from Financing Activities

In the past we  financed our operations solely from contributions to capital. Beginning approximately the third quarter of 2014 we began financing our current operations with related party accounts and notes payable.  .For the year ended December 31, 2014, we received cash proceeds of $3,078 from a related party.  There were no cash payments in 2014. Since we have no current operations or revenues and no likely sources to contribute capital we anticipate an increase in cash proceeds and no cash payments from financing activities.

Liquidity

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2014 and 2013.

Off Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of December 31, 2014, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

Going Concern

Our auditors have issued a going concern opinion on our audited financial statements for the year ended December 31, 2014. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain sufficient debt or equity financing to  fund our operating expenses. This is because we have not commenced planned principal operations.  We have no actual or potential revenue source. There is no assurance we will ever reach this point. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The continuation of our business is dependent upon obtaining further financing or acquiring a new business and achieving a break even or profitable level of operations in that new business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. It is not probable we would be able to obtaining traditional loans from financial institutions because we have no business operations, no assets and no revenues.

There are no assurances that we will be able to obtain additional financing through private placements, bank financing or other loans necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.  We have been reliant on our majority shareholder to provide financial contributions and services to keep the company operating.  We currently have no written or oral agreement from our majority shareholder to continue to provide financial contributions.

Critical Accounting Policy and Estimates

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

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.      Financial Statements and Supplementary Data.

Z Holdings Group, Inc. INDEX TO AUDITED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm RLB Certified Public Accountant, PLLC	F2

Report of Independent Registered Public Accounting Firm Messineo & Co., CPAs, LLC	F3

Balance Sheets at December 31, 2014 and 2013	F4

Statements of Operations for the years ended December 31, 2014 and 2013	F5

Statement of Changes in Stockholders' Deficit for the years ended December 31, 2014 and 2013	F6

Statements of Cash Flows for the years ended December 31, 2014 and 2013	F7

Notes to Audited Financial Statements	F-8 through F-15

RLB Certified Public Accountant PLLC
PO Box 48261
Saint Petersburg, FL  33743
Cell 727-452-4803   Email robin@rlbcpa.biz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Z HOLDINGS GROUP, INC.
25 Broadway 9th Floor
New York, NY 10004

I have audited the accompanying balance sheet of Z Holdings Group, Inc. as of December 31, 2014 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The December 31, 2013 financial statements were audited by a predecessor independent registered public accounting firm that issued an unqualified opinion on April 15, 2014.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Z Holdings Group, Inc. as of December 31, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no source of revenue, an accumulated deficit, and negative cash flow from operating activities. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 RLB Certified Public Accountant PLLC
Gulfport, Florida
April 15, 2015

Messineo & Co, CPAs LLC 2451 N McMullen Booth Rd - Ste. 309 Clearwater, FL 33759-1362 T: (727) 421-6268 F: (727) 674-0511

To the Board of Directors of:
Z Holdings Group, Inc.
Cranston, RI

We have audited the accompanying balance sheets of Z Holdings Group, Inc. as of December 31, 2013 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Z Holdings Group, Inc.  as of December 31, 2013 and the related statements of operations, stockholders' equity and cash flows for the year then ended and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Messineo & Company CPAs LLC
Clearwater, FL
April 15, 2014

Z Holdings Group, Inc.

Balance Sheets

	December 31,	December 31,
	2014	2013

ASSETS
Current Assets
Prepaid expenses	$795	$195
Total Current Assets	795	195

Software, net of accumulated amortization of $2,331 and $1,333, respectively	664	1,662

TOTAL ASSETS	$1,459	$1,857

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$643	$-
Accrued expenses	9,243	2,802
Accrued interest - Related party	39	-
Note payable - Related party	3,078	-
Total Current Liabilities	13,003	2,802

TOTAL LIABILITIES	13,003	2,802

Commitments and Contingencies (Note 10)	-	-

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.000006 par value;
no shares issued and outstanding	-	-
Common stock Class A: 1,000,000,000 authorized; $0.000006 par value;
99,750,097 shares issued and outstanding	599	599
Common stock Class B: 200,000,000 authorized; $0.000006 par value;
no shares issued and outstanding	-	-
Additional paid-in capital	41,209	31,556
Accumulated deficit	(53,352)	(33,100)
Total Stockholders' Deficit	(11,544)	(945)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,459	$1,857

See auditor's report and notes to the audited financial statements

Z Holdings Group, Inc.

Statements of Operations

	For the Years Ended
	December 31,
	2014	2013

Revenues	$-	$-

Operating Expenses
General and administrative	8,472	5,783
Professional fees	10,743	3,250
Depreciation and amortization	998	1,000
Total operating expenses	20,213	10,033

Net loss from operations	(20,213)	(10,033)

Other income (expense)
Interest expense	(39)	-
Total other expense	(39)	-

Net loss before taxes	(20,252)	(10,033)

Income tax benefit	-	-

Net loss	$(20,252)	$(10,033)

Basic and dilutive loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	99,750,097	99,750,097

See auditor's report and notes to the audited financial statements

Z Holdings Group, Inc.

Statements of Stockholders' Deficit
For the Years Ended December 31, 2013 and 2014

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2012	-	$-	99,750,097	$599	$22,630	$(23,067)	$162

In-kind contribution from shareholder					8,926		8,926
Net loss						(10,033)	(10,033)

Balance, December 31, 2013	-	-	99,750,097	599	31,556	(33,100)	(945)

In-kind contribution from shareholder					9,653		9,653
Net loss						(20,252)	(20,252)

Balance, December 31, 2014	-	$-	99,750,097	$599	$41,209	$(53,352)	$(11,544)

See auditor's report and notes to the audited financial statements

Z Holdings Group, Inc.

Statements of Cash Flows

	For the Years Ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,252)	$(10,033)
Adjustments to reconcile net loss to net cash provided by operations:
In-kind contributions	9,653	8,926
Depreciation and amortization	998	1,000
Changes in operating assets and liabilities:
Prepaid expenses	(600)	(195)
Accounts payable	643	-
Accrued expenses	6,441	302
Accrued interest	39	-
Total adjustments	17,174	10,033
Net Cash Used in Operating Activities	(3,078)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable - Related party	3,078	-
Net Cash Provided By Financing Activities	3,078	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See auditor's report and notes to the audited financial statements

Z HOLDINGS GROUP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

"Z Holdings Group" or LMIC, Inc. began its existence as the Pacific Development Corporation which was incorporated under the laws of State of Colorado on September 21, 1992. On March 23, 2000, Pacific and Cheshire Holdings, Inc. were merged into a single corporation existing under the laws of the State of Delaware, with Cheshire Holdings, Inc. being the surviving corporation. The name of the surviving corporation was changed to Cheshire Distributors, Inc. On July 17, 2003 Cheshire Distributors, Inc. changed its name to LMIC, Inc.  Z Holdings Group, Inc. sometimes referred to as ZHLD or Z Holdings Inc. adopted fresh start accounting on May 6, 2005 with an objective to acquire, or merge with an operating business.

Big Time Acquisition (BTA) was organized as a vehicle to investigate and if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. BTA's principal business objective for the next 12 months and beyond such time was to achieve long-term growth potential through a combination with a business ("Business Combination") rather than immediate, short-term earnings.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared using the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). (See Note 3, Going Concern, regarding the assumption that the Company is a "going-concern").

Shell Company Status

We are considered a shell company as defined in Rule 12b-2 of the Exchange Act. Rule 12b-2 of the Exchange Act defines a "shell company" as a registrant that has "nominal operations" and "assets consisting solely of cash and cash equivalents and nominal other assets." Our shell company status prevents investors from reselling our shares under Rule 144(i) unless and until 12 months after we are no longer considered a shell company. We caution investors as to the highly illiquid nature of an investment in our shares.

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

Fiscal Year End

The Company has a December 31 year end.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported income.

Cash and Cash Equivalents

The Company follows ASC 305, "Cash and Cash Equivalents". For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents at December 31, 2014 and 2013 were $nil.

Cash Flow Reporting

The Company follows ASC 230, "Statement of Cash Flows," for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category. The company uses the indirect or reconciliation method ("Indirect method") as defined by ASC 230, "Statement of Cash Flows," to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies at December 31, 2014 and 2013.

Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC 260, "Earnings per Share" ("EPS"). Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. The Company does not have any potentially dilutive instruments as of December 31, 2014; therefore, anti-dilution issues are not applicable.

Fair Value of Financial Instruments

The Company follows ASC 820, "Fair Value Measurements and Disclosures," which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values due to the short-term nature of these instruments. These financial instruments include prepaid expenses, accounts payable, accrued expenses, and related party note payable.

Income Taxes

The Company accounts for income taxes under ASC 740, "Income Taxes."  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.

A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2014 and 2013.

Related Parties

The Company follows FASB ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions..

Share-Based Expense

ASC 718, "Compensation – Stock Compensation," prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees."  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were no share-based expenses for the years ended December 31, 2014 and 2013.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a source of revenue. As a result, the Company has continued net losses, negative operating cash flows, an accumulated deficit, and a capital deficiency. The ability of the Company to continue as a going concern for the next twelve months is dependent on the Company being able to fund current operations until it achieves a successful merger or acquisition. If the Company is unable to obtain sufficient funding, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

It is management's plan to fund current operations, which consists primarily of maintain registration status, with loans and capital contributions from management, directors, and shareholders.  Some of these loans will be from related parties.  With no principal operations or revenues traditional financing and equity sales are not readily available as viable options and therefore not part of management's plan.

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

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ ("ASC") is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

In January 2015, FASB issued Accounting Standards Update (ASU) No. 2015-01, "Income Statement-Extraordinary and Unusual Items (Subtopic 225-20)."  This update eliminates from GAAP the concept of extraordinary items.  The amendments in this update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015.  The amendment may be applied both prospectively and retrospectively.  Early adoption is permitted, but not required; as long as the standard is applied from the beginning of the fiscal year of adoption. Presently, we do not intend to early adopt. As the objective of this standard is to reduce cost and complexity and alleviate uncertainty while maintaining or improving the usefulness of information provided to the users of financials statements, the adoption of this standard is not expected to impact our financial position or results of operations.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15, "Presentation of Financial Statements – Going Concern; Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern." The amendments in this update provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted but not required. Presently, we do not intend to early adopt. As the objective of this accounting standard is to provide guidance on the disclosure of uncertainties about an entity's ability to continue as a going concern, the adoption of this standard is not expected to impact our financial position or results of operations.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this remove all incremental financial reporting requirements for development stage entities and also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application is permitted; we adopted this guidance in September 2014.  As the objective of the amendments in this update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities our early adoption of this guidance has not impacted our financial position or results of operations.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12, "Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period."  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, "Compensation — Stock Compensation." As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. Presently, we do not intend to early adopt. As the objective of the amendments in this update is to resolve diverse accounting treatments of these particular share-based awards adoption of this guidance is not expected to impact our financial position or results of operations.

In December 2013, the FASB issued ASU 2013-12, "Definition of a Public Entity."  This newly issued accounting standard establishes one definition of public business entity for future use in U.S. GAAP.  The amendment does not affect existing requirements.  There is no actual effective date for the amendment in this Update.  Adoption of this guidance did not impact our financial position or results of operations.

NOTE 5 - PREPAID EXPENSE

Prepaid expense totaled $795 and $195 at December 31, 2014 and 2013, respectively and consisted solely of a prepaid software maintenance contract.

NOTE 6 - OTHER ASSETS

As of December 31, 2014 and 2013, intangibles consisted of:

	2014	2013
Software	$2,995	$2,995
Less accumulated amortization	2,331	1,333
Intangibles, net	$664	$1,662

Other assets are amortized over their useful lives beginning when placed in service. Amortization expenses were $998 and $1,000 for the years ended December 31, 2014 and 2013, respectively. Other assets are expected to be fully amortized in 2015.

NOTE 7 - STOCKHOLDERS' EQUITY

The capitalization of the Company consists of the following classes of capital stock as of December 31, 2014:

Preferred Stock

As of December 31, 2014, the authorized preferred stock of the Company consisted of 50,000,000 shares with a par value of $0.000006.

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

There were 99,750,097 shares of Class A common stock issued and outstanding at December 31, 2014 and 2013.

Each share of Class A common stock is entitled to one vote.

The number of authorized shares of Class A common stock may be increased or decreased (but not below the number of shares outstanding) by the affirmative vote of the holders of capital stock representing a majority of the voting power of the outstanding shares of capital stock of the company entitled to vote.

Class B

The authorized common stock consists of 200,000,000 shares of Class B Common Stock, $0.000006 par value per share.

There are no shares of Class B Common Stock issued and outstanding at December 31, 2014.

Each share of Class B of Common Stock is entitled to 10 votes.

The number of authorized shares of Class B common stock may be increased or decreased (but not below the number of shares outstanding) by the affirmative vote of the holders of capital stock representing a majority of the voting power of the outstanding shares of capital stock of the company entitled to vote.

Additional Paid in Capital

During the periods ending December 31, 2014 and 2013 a related party contributed additional paid in capital in the amounts of $9,653 and $8,926, respectively to fund operating expenses.

Prior to 2013, $23,067 of related party debt was forgiven and deemed additional paid in capital.

Total amounts contributed to additional paid in capital as of December 31, 2014 totaled $41,808. (Note 9).

NOTE 8 - INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses (NOL) and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2014 and 2013 the Company has net operating loss carry forwards of approximately $53,400 and $33,100, respectively. The NOLs begin expiring in 2030. The loss results in deferred tax assets of approximately $18,140 and $11,300 at December 31, 2014 and 2013, respectively, at effective statutory rates totaling 34%.  The deferred tax asset has been off-set by an equal valuation allowance.

	December 31,
	2014	2013
Deferred tax asset, generated from net operating loss at statutory rates	$53,400	$33,100
Valuation allowance	(53,400)	(33,100)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	34.0%
Increase in valuation allowance	(34.0%)
Effective income tax rate	0.0%

 Income taxes for the years 2011 through 2013 remain subject to examination.

NOTE 9 - RELATED-PARTY TRANSACTIONS

Related party transactions for the periods ending December 31, 2014 and 2013 totaled $12,731 and $8,926, respectively and consisted of operating expenses funded by current and previous management.

Note Payable

During the year ended December 31, 2014, a corporation controlled by the company's officers paid operating expenses on behalf of the Company, totaling $3,078.  Unpaid balances at year end are formalized as promissory notes that are due on demand and accrue an annual interest rate of 12%.

	December 31,
	2014	2013
Note payable – Nexus BioFuel	$3,078	$-
Accrued interest – Nexus BioFuel	39	-

The Company plans to pay the note payable and accrued interest back as cash flows become available.

Equity

During the years ending December 31, 2014 and 2013 operating expenses totaling $9,653 and $8,926, respectively, were paid by a prior related party as capital contributions.

Other

The controlling shareholder has pledged their support to fund continuing operations during the development stage; however, there is no written commitment to this effect.

The officers and directors of the Company may be involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by management of the Company to use at no charge.

The Company does not have any employment contracts.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of December 31, 2014.

Litigation

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 11 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 1, 2014 Messineo & Co, CPAs, LLC ("M&Co") of Clearwater, Florida declined to stand for reappointment as our Company's independent auditor   The report of M&Co. as of and for the fiscal year ended December 31, 2013 contained  no adverse  opinion or  disclaimer  of opinion and was not qualified  or modified as to  uncertainty,  audit scope or  accounting principle  except to include an explanatory paragraph stating that there was  substantial  doubt about the Company's ability to continue as a going concern.

 During the fiscal year ended  December  31, 2013 and through each subsequent  period,  there have been no disagreements with  M&Co. on any matter of  accounting  principles  or  practices,   financial  statement  disclosure  or  auditing  scope  or procedure,  which disagreements if not resolved to the satisfaction of M&Co. would have caused them to make  reference  thereto in connection  with their report on the financial  statements for such years.

On May 1, 2014, the company engaged RLB Certified Public Accountant (RLBCPA) of Gulfport, Florida as its independent registered accounting firm.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer, who is also our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based on this evaluation, our Chief Executive Officer concluded as of December 31, 2014 that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

Our Chief Executive Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework and SEC guidance on conducting such assessments.

Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of majority of independent members; (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; (4) ineffective controls over period end financial disclosure and reporting processes; and (5) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2014.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by the board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with the Company	Age	Date First Elected or Appointed(1)
Robert Morrison	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	72	September 5, 2014

Delbert Seabrook	Vice President and Director	45	September 5, 2014

Scott Scheer(2)	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	55	June 9, 2009
(1)	Messrs. Morrison and Seabrook were appointed to their respective positions with the Company on September 5, 2014.
(2)	Mr. Scheer, our previous sole director and officer, resigned all his positions as of September 5, 2014.

Business Experience

The following is a brief account of the experience during at least the past five years of each director, executive officer and key employee of the Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Robert Morrison, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Mr. Robert Morrison has extensive business and managerial experience stemming from his extensive work throughout the years with various companies. After his honorable release from the Royal Canadian School of Engineering in 1965, he served as a business consultant for 15 years until he was appointed CEO and Chairman of Post Career Habitats, Inc. Mr. Morrison served as CEO for three years until he stepped down in 1984 to become a contract engineer for the Company Loram International Ltd. where he worked until 1987. Following his tenure with Loram International Ltd., Mr. Morrison reverted back to his previous role as a personal business consultant. He continued to serve as a self-employed consultant until 2007, at which time he was appointed CEO of Greenlab Energy Canada, Inc., a position in which he served until 2009. Mr. Morrison remains one of the company's shareholders. While serving as of Greenlab Energy Canada's CEO, Mr. Morrison was also the Managing Director of Greenlab Global Qatar LLC. Greenlab Global Qatar LLC is a company focused on providing free zone equity opportunity, governance and international funding to a number of geographically strategic key national production and process plant operations companies. During 2014, Mr. Morrison retired from the position at Greenlab Global.

Delbert Seabrook, Vice-President and Director

Mr. Delbert Seabrook's business experience began with his role as Managing Director of ASG Telecom, (Alexander's Group Telecommunications, Inc.) a position he held from 2002-2014. Mr. Seabrook owned his own company (S.W.C., Rogers Canada) which he sold in 2009. Mr. Seabrook has served as CEO of Nexus BioFuel Inc., a company focused on chemical solutions to break down waste products, from 1994-2012, and Chairman from 2012-2014.

We believe Messrs. Morrison and Seabrook are qualified to serve on our board of directors because of their knowledge of our company's history and current operations, which they gained from working for our company as described above, in addition to their business experiences as described above.

As of the date of this filing, there has not been any material plan, contract or arrangement (whether or not written) to which any of our officers or directors are a party in connection with their appointments at Z Holdings Group, Inc.

Employment Agreements

We have no formal employment agreements with any of our employees, directors. or officers.

Family Relationships

There are no family relationships between our directors and executive officers.

Term of Office

Our director ceases to hold office immediately before their election at an annual general meeting or their appointment by the unanimous resolution of our shareholders, but is eligible for re-election or re-appointment. Notwithstanding the foregoing, our director holds office until their successors are elected or appointed, or until their deaths, resignations or removals. Our officer holds office at the discretion of our board of directors, or until their deaths, resignations or removals.

Potential Conflicts of Interest

We are not aware of any conflicts of interest with our sole executive officer and two directors.

Involvement in Certain Legal Proceedings

Our two directors and executive officer have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
4.	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company's common stock.  Such officers, directors and persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is aware that certain Form 3s have not been filed showing indirect ownership, and a Form 4 has not been filed showing disposition of securities.

Code of Ethics

We have determined that we anticipate not adopting a code of ethics due to our limited number of executive officers and the fact that we have not commenced any material business operations. We anticipate that we will not adopt a code of ethics until we have commenced material business operations or have increased the number of our executive officers.

Board and Committee Meetings

Our board of directors currently consists of two members, Robert Morrison and Delbert Seabrook. Our board of directors held no formal meetings during the year ended December 31, 2014. Until we develop a more comprehensive board of directors, we anticipate that all proceedings will be conducted by resolutions to which all of the directors consent in writing, and filed with the minutes of the proceedings of the directors. Such resolutions are valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2014, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

We do not have an audit committee; our board of directors operates as our audit committee.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.     Executive Compensation.

Compensation Discussion and Analysis

The Company does not presently have compensation arrangements with its named executive officers. Executive officers were not paid salaries or equity-based compensation in either year ended December 31, 2014 and 2013.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended December 31, 2014.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2014.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2014, there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.  Members of our board do not receive salaries or equity-based compensation.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 15, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group.. Beneficial ownership consists of a direct or indirect interest in the shares of common stock, as indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Robert Morrison(2) 25 Broadway 9th Floor, New York, NY 10004	80,000,000 common shares Indirect ownership	80.2%
Delbert Seabrook(2) 25 Broadway 9th Floor, New York, NY 1004	80,000,000 common shares Indirect ownership	80.2%
Directors and Executive Officers as a Group(1)	80,000,000 common shares	80.2%
SeaMorri Financial Partners, LLC 1332 North Halsted St., Suite 100, Chicago, IL 60642	80,000,000 common shares Direct ownership	80.2%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March15, 2015. As of March 15, 2015, there were 99,750,0697 shares of our company's common stock issued and outstanding.

(2)	Represents shares of common stock owned by SeaMorri Financial Partners LLC. Robert Morrison and Delbert Seabrook are deemed the indirect beneficial owners of these shares of common stock since they have voting and investment control over the shares as the managing members of SeaMorri.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

To the best of our knowledge, during the fiscal year ended December 31, 2014, there were no transactions exceeding $120,000 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the director and executive officers.

Director Independence

Our board of directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3)(iv) of Schedule 14A under the Exchange Act.

Item 14.     Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit Fees(1) RLB Certified Public Accountant	$3,000	$-
Audit Fees(1) Messineo & Co, CPAs	-	3,000
Audit Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$3,000	$3,000

(1)      Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)      Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees".

(3)      Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)      All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditor's independence.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

Exhibits

In reviewing the agreements included as exhibits to this annual report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about our company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this annual report on Form 10-K and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

The following exhibits are included as part of this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Merger Agreement	8-K	2.1	11/02/2012

3.1	Articles of Incorporation	10-12G	3.1	10/15/2010

3.1(a)	Restated Articles of Incorporation	8-K	3.1	11/02/2012

3.2	By-Laws	10-12G	3.2	10/15/2010

3.2(a)	Restated By-Laws	8-K	3.2	11/02/2012

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Robert Morrison.

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Robert Morrison.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Z HOLDINGS GROUP, INC.
(Registrant)

Dated: April 15, 2015	/s/ Robert Morrison
Robert Morrison
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2015	/s/ Robert Morrison
Robert Morrison
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director

Dated: April 15, 2015	/s/ Delbert Seabrook
Delbert Seabrook
Vice President and Director