Form 10-Q
period 2015-03-31
Z Holdings Group, Inc.
filed 2015-05-13
CIK 1499684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXC HANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015.
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

Telephone: (347) 690-5187
 (Registrant's telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ]Yes [ ] No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ X]Yes [ ] No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X ]Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 11, 2015 99,750,097 shares of common stock.

Z HOLDINGS GROUP, INC.

ITEM 1	FINANCIAL STATEMENTS
Z HOLDINGS GROUP, INC.
Condensed Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)	(audited)
ASSETS
Current Assets
Prepaid expenses	$-	$795
Total Current Assets	-	795

Software, net of accumulated amortization of $2,331	-	664

TOTAL ASSETS	$-	$1,459

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$12,563	$643
Accrued expenses	5,049	9,243
Accrued interest - Related party	152	39
Note payable - Related party	4,517	3,078
Total Current Liabilities	22,281	13,003

TOTAL LIABILITIES	22,281	13,003

Commitments and Contingencies (Note 10)	-	-

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.000006 par value;
no shares issued and outstanding	-	-
Common stock Class A: 1,000,000,000 authorized; $0.000006 par value;
99,750,097 shares issued and outstanding	599	599
Common stock Class B: 200,000,000 authorized; $0.000006 par value;
no shares issued and outstanding	-	-
Additional paid-in capital	41,209	41,209
Accumulated deficit	(64,089)	(53,352)
Total Stockholders' Deficit	(22,281)	(11,544)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$1,459

The accompanying notes are an integral part of these condensed, unaudited financial statements.

Z HOLDINGS GROUP, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenues	$-	$-

Operating Expenses
General and administrative	3,342	2,401
Professional fees	6,618	-
Depreciation and amortization	250	250
Total operating expenses	10,210	2,651

Net loss from operations	(10,210)	(2,651)

Other income (expense)
Interest expense	(113)	-
Loss on abandonment of assets	(414)	-
Total other expense	(527)	-

Net loss before taxes	(10,737)	(2,651)

Income tax benefit	-	-

Net loss	$(10,737)	$(2,651)

Basic and dilutive loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	99,750,097	99,750,097

The accompanying notes are an integral part of these condensed, unaudited financial statements.

Z HOLDINGS GROUP, INC.
Condensed Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,737)	$(2,651)
Adjustments to reconcile net loss to net cash provided by operations:
In-kind contributions	-	2,706
Depreciation and amortization	250	250
Loss on abandonment of assets	414	-
Changes in operating assets and liabilities:
Prepaid expenses	795	195
Accounts payable	11,920
Accrued expenses	(4,194)	(500)
Accrued interest	113	-
Total adjustments	9,298	2,651
Net Cash Used in Operating Activities	(1,439)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable - Related party	1,439	-
Net Cash Provided By Financing Activities	1,439	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
The accompanying notes are an integral part of these condensed, unaudited financial statements.

Z HOLDINGS GROUP, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2015

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

Z Holdings Group, Inc. has a December 31 year end.

Shell Company Status

We are considered a shell company as defined in Rule 12b-2 of the Exchange Act. Rule 12b-2 of the Exchange Act defines a "shell company" as a registrant that has "no or nominal operations"; and either "no or nominal assets, assets consisting solely of cash and cash equivalents; or, assets consisting of any amount of cash and cash equivalents and nominal other assets." Our shell company status prevents investors from reselling our shares under Rule 144(i) unless and until 12 months after we are no longer considered a shell company. We caution investors as to the highly illiquid nature of an investment in our shares.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.

Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2014 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the "SEC").

The results of operations for the period ended March 31, 2015 are not necessarily indicative of the results for the full fiscal year ending December 31, 2015.

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

Cash Flow Reporting

The Company follows ASC 230, "Statement of Cash Flows," for cash flow reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category. The company uses the indirect or reconciliation method ("Indirect method") as defined by ASC 230, "Statement of Cash Flows," to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Cash and cash equivalents

The Company follows ASC 305, "Cash and Cash Equivalents". For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents at March 31, 2015 and December 31, 2014 were $0.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as at March 31, 2015. The respective fair value of certain on-balance-sheet financial instruments would approximate their carrying values due to the short-term nature of these instruments.  These financial instruments include accounts payable, accrued expenses, related party note payable and accrued interest.

Commitment and contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies at March 31, 2015 and December 31, 2014.

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

There were no share-based expenses for the periods ended March 31, 2015 and 2014.

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

A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as at March 31, 2015 and December 31, 2014.

Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC 260, "Earnings per Share" ("EPS"). Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. The Company does not have any potentially dilutive instruments as at March 31, 2015 and 2014; therefore, anti-dilution issues are not applicable.

Related parties

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions.

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

It is management's plan to fund current operations, which consists primarily of maintaining registration status, with loans and capital contributions from management, directors, and shareholders.  Some of these loans will be from related parties.  With no principal operations or revenues, traditional financing and equity sales are not readily available as viable options and therefore not part of management's plan.

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

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this remove all incremental financial reporting requirements for development stage entities and also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application was permitted; we adopted this guidance in September 2014. As the objective of the amendments in this update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities our early adoption of this guidance has not impacted our financial position or results of operations.

NOTE 5 – PREPAID EXPENSE

Prepaid expense totaled $0 and $795 at March 31, 2015 and December 31, 2014 and consisted solely of a prepaid software maintenance contract.

NOTE 6 – STOCKHOLDERS' EQUITY

Preferred Stock

As at March 31, 2015, the authorized preferred stock of the Company consisted of 50,000,000 shares with a par value of $0.000006.

There were no shares of preferred stock issued and outstanding at this date.

Any series of new preferred stock may be designated, fixed, and determined as provided by the board of directors by the affirmative vote of a majority of the voting power of all the then outstanding shares of Class B Common Stock.

Common Stock

Class A

The authorized common stock consists of 1,000,000,000 shares of Class A Common Stock at a par value of $0.000006 per share. There were 99,750,097 shares of class A common stock issued and outstanding at March 31, 2015 and December 31, 2014. Each share of Class A common stock is entitled to one vote.  The number of authorized shares of Class A common stock may be increased or decreased (but not below the number of shares outstanding) by the affirmative vote of the holders of capital stock representing a majority of the voting power of the outstanding shares of capital stock of the company entitled to vote.

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

Additional Paid in Capital

Related parties prior to the September 2014 change in control funded operating expenses of $18,579 and forgave their related party debt of $22,360 for a total contribution to capital of $41,209.  Current related parties fund operating expenses with loans to the company. (Note 8)

NOTE 7 - INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses (NOL) and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As at March 31, 2015 and December 31, 2014, the Company has net operating loss carry forwards of approximately $64,100 and $53,400, respectively. The NOLs begin expiring in 2030. The loss results in deferred tax assets of approximately $21,660 and $18,140 at March 31, 2015 and December 31, 2014, respectively, at effective statutory rates totaling 34%.  The deferred tax asset has been off-set by an equal valuation allowance.

	March 31,	December 31,
	2015	2014
Deferred tax asset, generated from net operating loss at statutory rates	$21,790	$18,140
Valuation allowance	(21,790)	(18,140)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	34%
Increase in valuation allowance	(34%)
Effective income tax rate	0.0%

Income taxes for the years 2011 through 2014 remain subject to examination.

NOTE 8 - RELATED PARTY TRANSACTIONS

Note Payable

During the period ended March 31, 2015, a corporation controlled by the company's officers paid operating expenses on behalf of the Company, totaling $1,439.  Unpaid balances at year end are formalized as promissory notes that are due on demand and accrue an annual interest rate of 12%.

	Note payable –	Accrued interest –
	Nexus BioFuel	Nexus BioFuel
Balance, December 31, 2014	$3,078	$39
Increase	1,439	113
Balance, March 31, 2015	$4,517	$152

The Company plans to pay the note payable and accrued interest back as cash flows become available.

Other

The controlling shareholder has pledged their support to fund continuing operations. However, there is no written commitment to this effect.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by management of the Company to use at no charge.

The Company does not have any employment contracts with any of its related parties.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as at March 31, 2015 and December 31, 2014.

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

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Annual Report on Form 10-K, as filed on April 15, 2015.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "Z Holdings," "ZHLD," "we," "us," or "our" are to Z Holdings Group, Inc.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

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
We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer retain a majority control of our company. In addition, it is likely that as part of the terms of the acquisition transaction, one or more new officers and directors, would join the Company.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. We believe that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Business opportunities that we believe are in the best interests of our company may be scarce or we may be unable to obtain the ones that we want. We can provide no assurance that we will be able to locate compatible business opportunities.

We have not yet entered into any definitive agreements for potential new business opportunities. There can be no assurance that we will be able to identify an appropriate business opportunity or acquire the financing necessary to enable us to pursue a transaction if an appropriate opportunity is identified.

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through loans from a company controlled by our management, but we are uncertain about our continued ability to raise additional funds privately. We believe that our company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. Further, we expect that any new acquisition or business opportunities that may become available to our company will require additional financing. There can be no assurance that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three months ended March 31, 2015 and 2014

Revenue

During the three months ended March 31, 2015 and 2014, we did not earn any revenue as the company has no revenue sources.

Expenses

During the three months ended March 31, 2015 we incurred $10,737 in operating expenses compared to $2,651 in the three months ended March 31, 2014. The increase is primarily attributable to professional fees for services not previously used: public company filing expense and accounting and fee increases for audits and interim reviews.

Cash Flows

	Three Months Ended
	March 31,
	2015	2014
Net Cash Used in Operating Activities	$(1,439)	$-
Net Cash Used in Investing Activities	-	-
Net Cash Provided By Financing Activities	1,439	-
Net Increase (Decrease) in Cash During Period	$-	$-

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the period ended March 31, 2015, net cash flows used in operating activities was $1,439, compared to $0 for the period ended March 31, 2014. The increase in cash used in operating activities was attributed to the increase in operating losses offset by increased operating liabilities owed at March 31, 2015.

Cash Flows from Investing Activities

During the period ended March 31, 2015 and 2014, we have not used any cash for investing activities.

Cash Flows from Financing Activities

In the past we financed our operations solely from contributions to capital. Beginning approximately the third quarter of 2014 we began financing our current operations with related party accounts and notes payable.  .For the period ended March 31, 2015, we received cash proceeds of $1,439 from a related party.  There were no cash payments during the period ended March 31, 2015. Since we have no current operations or revenues and no likely sources to contribute capital we anticipate an increase in cash proceeds and no cash payments from financing activities.

Liquidity

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of March 31, 2015 and December 31, 2014.

Critical Accounting Policies

We prepare our condensed financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our condensed financial statements. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation our condensed financial statements.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

For a full description of our critical accounting policies, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Annual Report on Form 10-K.

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
ITEM 4   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our president and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Material weaknesses noted were: lack of a functioning audit committee due to a lack of a majority of independent members; lack of a majority of outside directors on the board of directors, inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; ineffective oversight of the entity's financial reporting and internal control by management and those charged with governance; and, management dominated by a single individual/small group without adequate compensating controls.

Limitations on Systems of Controls

Our management consisting of our president and chief financial officer, who is the same individual, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three  months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any equity securities during the quarter ended March 31, 2015.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5  OTHER INFORMATION.

None

ITEM 6  EXHIBITS.

Exhibit Number	Description of Exhibit	Location
3.1	Articles of Incorporation.	*
3.1 (a)	Restated Articles of Incorporation	*
3.2	By Laws	*
3.2 (a)	Restated By Laws	*
31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.	**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).	**

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

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
Dated: May 11, 2015