Form 10-Q
period 2015-06-30
Ariel Clean Energy, Inc.
filed 2015-08-10
CIK 1499684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXC HANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 5, 2015 99,750,097 shares of common stock.

Z HOLDINGS GROUP, INC.

   PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

 Z HOLDINGS GROUP, INC.
Condensed Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Prepaid expenses	$7,500	$795
Total Current Assets	7,500	795

Software, net of accumulated amortization of $2,331	-	664

TOTAL ASSETS	$7,500	$1,459

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$5,292	$643
Accrued expenses	4,300	9,243
Accrued interest - related party	988	39
Note payable - related party	39,795	3,078
Total Current Liabilities	50,375	13,003

TOTAL LIABILITIES	50,375	13,003

Commitments and Contingencies (Note 9)	-	-

Stockholders' Deficit

Preferred stock: 50,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Common stock Class A: 1,000,000,000 authorized; $0.000006 par value; 99,750,097 shares issued and outstanding	599	599
Common stock Class B: 200,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Additional paid-in capital	41,209	41,209
Accumulated deficit	(84,683)	(53,352)
Total Stockholders' Deficit	(42,875)	(11,544)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,500	$1,459

The accompanying notes are an integral part of these condensed, unaudited financial statements.

Z HOLDINGS GROUP, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative	4,819	1,906	8,161	4,308
Professional fees	14,939	-	21,557	-
Depreciation and amortization	-	250	250	500
Total operating expenses	19,758	2,156	29,968	4,808

Net loss from operations	(19,758)	(2,156)	(29,968)	(4,808)

Other expense
Interest expense	(836)	-	(949)	-
Loss on abandonment of assets	-	-	(414)	-
Total other expense	(836)	-	(1,363)	-

Net loss before taxes	(20,594)	(2,156)	(31,331)	(4,808)

Income tax benefit	-	-		-

Net loss	$(20,594)	$(2,156)	$(31,331)	$(4,808)

Basic and dilutive loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	99,750,097	99,750,097	99,750,097	99,750,097

The accompanying notes are an integral part of these condensed, unaudited financial statements.

Z HOLDINGS GROUP, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,331)	$(4,808)
Adjustments to reconcile net loss to net cash provided by operations:
In-kind contributions	-	5,008
Depreciation and amortization	250	500
Loss on abandonment of assets	414	-
Changes in operating assets and liabilities:
Prepaid expenses	(6,705)	195
Accounts payable	4,649	-
Accrued expenses	(4,943)	(895)
Accrued interest	949	-
Total adjustments	(5,386)	4,808
Net Cash Used in Operating Activities	(36,717)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable - related party	36,717	-
Net Cash Provided By Financing Activities	36,717	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed, unaudited financial statements.

Z HOLDINGS GROUP, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

"Z Holdings Group" or LMIC, Inc. began its existence as the Pacific Development Corporation which was incorporated under the laws of the State of Colorado on September 21, 1992. On March 23, 2000, Pacific and Cheshire Holdings, Inc. were merged into a single corporation existing under the laws of the State of Delaware, with Cheshire Holdings, Inc. being the surviving corporation. The name of the surviving corporation was changed to Cheshire Distributors, Inc. On July 17, 2003, Cheshire Distributors, Inc. changed its name to LMIC, Inc.  Z Holdings Group, Inc. sometimes referred to as ZHLD or Z Holdings Inc. adopted fresh start accounting on May 6, 2005 with an objective to acquire or merge with an operating business.

Big Time Acquisition (BTA) was organized as a vehicle to investigate, and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. BTA's principal business objective for the next 12 months and beyond such time was to achieve long-term growth potential through a combination with a business ("Business Combination") rather than immediate, short-term earnings.

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

On July 15, 2015, the Company's Board of Directors approved to amend the Articles of Incorporation to change the Company's name to Ariel Clean Energy Inc.

Z Holdings Group, Inc. has a December 31 year end.

Shell Company Status

We are considered a shell company as defined in Rule 12b-2 of the Exchange Act. Rule 12b-2 of the Exchange Act defines a "shell company" as a registrant that has "no or nominal operations"; and, either "no or nominal assets, assets consisting solely of cash and cash equivalents; or, assets consisting of any amount of cash and cash equivalents and nominal other assets." Our shell company status prevents investors from reselling our shares under Rule 144(i) unless and until 12 months after we are no longer considered a shell company. We caution investors as to the highly illiquid nature of an investment in our shares.

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

The results of operations for the period ended June 30, 2015 are not necessarily indicative of the results for the full fiscal year ending December 31, 2015.

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

Cash and Cash Equivalents

The Company follows ASC 305, "Cash and Cash Equivalents". For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less. Cash and cash equivalents at June 30, 2015 and December 31, 2014 were $0.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as at June 30, 2015. The respective fair value of certain on-balance-sheet financial instruments would approximate their carrying values due to the short-term nature of these instruments.  These financial instruments include accounts payable, accrued expenses, related party note payable and, accrued interest.

Commitment and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies at June 30, 2015 and December 31, 2014.

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

There were no share-based expenses for the periods ended June 30, 2015 and 2014.

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

A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as at June 30, 2015 and December 31, 2014.

Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC 260, "Earnings per Share" ("EPS"). Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. The Company does not have any potentially dilutive instruments as at June 30, 2015 and 2014; therefore, anti-dilution issues are not applicable.

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption. At this time we have no plans to early adopt any of the recently issued accounting pronouncements.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ ("ASC") is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements

NOTE 5 – PREPAID EXPENSE

Prepaid expense totaled $7,500 at June 30, 2015 and consisted solely of the OTC Market annual fee. Prepaid expense totaled $795 at December 31, 2014 and consisted solely of a prepaid software maintenance contract.

NOTE 6 – STOCKHOLDERS' EQUITY

Preferred Stock

The authorized preferred stock consists of 50,000,000 shares with a per share par value of $0.000006.

There were no shares of preferred stock issued and outstanding at June 30, 2015 and December 31, 2014.

Any series of new preferred stock may be designated, fixed, and determined as provided by the board of directors by the affirmative vote of a majority of the voting power of all the then outstanding shares of Class B Common Stock.

Common Stock

Class A

The authorized common stock consists of 1,000,000,000 shares of Class A Common Stock at a par value of $0.000006 per share. There were 99,750,097 shares of class A common stock issued and outstanding at June 30, 2015 and December 31, 2014. Each share of Class A common stock is entitled to one vote.  The number of authorized shares of Class A common stock may be increased or decreased (but not below the number of shares outstanding) by the affirmative vote of the holders of capital stock representing a majority of the voting power of the outstanding shares of capital stock of the company entitled to vote.

Class B

The authorized common stock consists of 200,000,000 shares of Class B Common Stock, $0.000006 par value per share. There are no shares of class B Common Stock issued and outstanding at June 30, 2015 and December 31, 2014. Each share of Class B of Common Stock is entitled to 10 votes. The number of authorized shares of Class B common stock may be increased or decreased (but not below the number of shares outstanding) by the affirmative vote of the holders of capital stock representing a majority of the voting power of the outstanding shares of capital stock of the company entitled to vote.

Additional Paid in Capital

Related parties prior to the September 2014 change in control funded operating expenses of $18,579 and forgave their related party debt of $22,360 for a total contribution to capital of $41,209.  Current related parties fund operating expenses with loans to the company. (Note 8)  These loans accrue interest at an annual rate of 12%

NOTE 7 - INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses (NOL) and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As at June 30, 2015 and December 31, 2014, the Company has net operating loss carry forwards of approximately $84,700 and $53,400, respectively. The NOLs begin expiring in 2030. The loss results in deferred tax assets of approximately $28,800 and $18,100 at June 30, 2015 and December 31, 2014, respectively, at effective statutory rates totaling 34%.  The deferred tax asset has been off-set by an equal valuation allowance.

	June 30,	December 31,
	2015	2014
Deferred tax asset, generated from net operating loss at statutory rates	$28,800	$18,100
Valuation allowance	(28,800)	(18,100)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	34%
Increase in valuation allowance	(34%)
Effective income tax rate	0.0%

Income taxes for the years 2011 through 2014 remain subject to examination.

NOTE 8 - RELATED PARTY TRANSACTIONS

Note Payable

During the period ended June 30, 2015, a corporation controlled by the company's officers paid operating expenses totaling $39,795.  Unpaid balances are due on demand and accrue an annual interest rate of 12%.

	Note payable –	Accrued interest –
	Nexus BioFuel	Nexus BioFuel
Balance, December 31, 2014	$3,078	$39
Increase	36,717	949
Balance, June 30, 2015	$39,795	$988

The Company plans to pay the note payable and accrued interest as cash flows become available.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as at June 30, 2015 and December 31, 2014.

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

Three months ended June 30, 2015 and 2014

Revenue

During the three months ended June 30, 2015 and 2014, we did not earn any revenue as the company has no revenue sources.

Expenses

During the three months ended June 30, 2015 we incurred $20,594 in operating expenses compared to $2,156 in the three months ended June 30, 2014. The increase is primarily attributable to professional fees: for services not previously used: legal and accounting.  Additionally there were fee increases for audits and reviews and  new public company filing expenses.

Six months ended June 30, 2015 and 2014

Revenue

During the six months ended June 30, 2015 and 2014, we did not earn any revenue as the company has no revenue sources.

Expenses

During the six months ended June 30, 2015 we incurred $31,331 in operating expenses compared to $4,808 in the six months ended June 30, 2014. The increase is primarily attributable to professional fees: for services not previously used: legal and accounting.  Additionally there were fee increases for audits and reviews and new public company filing expenses.

Cash Flows

	Six Months Ended
	June 30,
	2015	2014
Net Cash Used in Operating Activities	$(36,717)	$-
Net Cash Used in Investing Activities	-	-
Net Cash Provided By Financing Activities	36,717	-
Net Increase (Decrease) in Cash During Period	$-	$-

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the period ended June 30, 2015, net cash flows used in operating activities was $36,717, compared to $0 for the period ended June 30, 2014. The increase in cash used in operating activities was attributed to the increase in operating losses offset by increased operating liabilities owed and unpaid at June 30, 2015. Operating expenses for the six months ended June 30, 2014 were funded entirely by additional paid in capital as opposed resulting in no cash flows.

Cash Flows from Investing Activities

During the period ended June 30, 2015 and 2014, we have not used any cash for investing activities.

Cash Flows from Financing Activities

In the past we financed our operations solely from contributions to capital. For the period ended June 30, 2015, a related party paid directly to our vendors operating expenses totaling $36,717.  Since we have no current operations or revenues and no likely sources to contribute capital we anticipate an increase in cash proceeds and no cash payments from financing activities.

Liquidity

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of June 30, 2015 and December 31, 2014.

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

Limitations on Systems of Controls

Our management consisting of our chief executive officer and chief financial officer, who is the same individual, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the six  months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any equity securities during the quarter ended June 30, 2015

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION.

None.

ITEM 6 EXHIBITS.

Exhibit Number	Description of Exhibit	Location
3.1	Articles of Incorporation	*
3.1 (a)	Restated Articles of Incorporation	*
3.2	By Laws	*
3.2 (a)	Restated By Laws	*
31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.*	**
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*	**
101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

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

Z Holdings Group, Inc.
(Registrant)

By: /s/ Robert Morrison
Robert Morrison
President and Chief Financial Officer
(Principal Executive and Financial Officer)
Dated: August 7, 2015