Form 10-Q/A
period 2015-06-30
Ariel Clean Energy, Inc.
filed 2015-08-10
CIK 1499684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE TO 10-Q/A

This Amendment No. 1 (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q/A of Z Holdings Group, Inc. (the “Company”) for the period ended June 30, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2015 (the “Original Filing”).   The Company is filing this Amendment No. 1 solely for the purpose of filing its XBRL-Related Documents and other exhibits.

Except as described above, no other amendments are being made to the Original Filing. This Amendment No.1 does not reflect events occurring after the filing of the Original Filing or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

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
Dated: August 10, 2015