Form 10-Q
period 2015-09-30
Ariel Clean Energy, Inc.
filed 2015-11-13
CIK 1499684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXC HANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
COMMISSION FILE NUMBER: 000-54159
Ariel Clean Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-1209978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

86 Broad St., 18th Floor, New York, NY	10004
(Address of principal executive offices)	(Zip Code)

Telephone: (347) 690-5187
 (Registrant’s telephone number, including area code)

Z Holdings Group, Inc.
25 Broadway – 9th Floor
New York, NY  10004
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [X] Yes [  ] No
As of November 2, 2015, there were 99,750,097 shares of the Issuer’s common stock, par value $0.000006 outstanding.

ARIEL CLEAN ENERGY, INC.
f/k/a Z HOLDINGS GROUP, INC.

Part I

ITEM 1     FINANCIAL STATEMENTS

ARIEL CLEAN ENERGY, INC.
(Formerly Z Holdings Group, Inc.)
Condensed Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Prepaid expenses	$5,000	$795
Total Current Assets	5,000	795

Software, net of accumulated amortization of $2,331	-	664

TOTAL ASSETS	$5,000	$1,459

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$3,035	$643
Accrued expenses	4,300	9,243
Accrued interest - related party	2,408	39
Note payable - related party	56,478	3,078
Total Current Liabilities	66,221	13,003

TOTAL LIABILITIES	66,221	13,003

Commitments and Contingencies (Note 9)	-	-

Stockholders' Deficit

Preferred stock: 50,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Common stock Class A: 1,000,000,000 authorized; $0.000006 par value; 99,750,097 shares issued and outstanding	599	599
Common stock Class B: 200,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Additional paid-in capital	41,209	41,209
Accumulated deficit	(103,029)	(53,352)
Total Stockholders' Deficit	(61,221)	(11,544)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,000	$1,459

The accompanying notes are an integral part of these condensed, unaudited financial statements.

ARIEL CLEAN ENERGY, INC.
(Formerly Z Holdings Group, Inc.)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative	9,888	2,990	18,049	7,298
Professional fees	7,038	-	28,595	-
Depreciation and amortization	-	250	250	750
Total operating expenses	16,926	3,240	46,894	8,048

Net loss from operations	(16,926)	(3,240)	(46,894)	(8,048)

Other expense
Interest expense	(1,420)	-	(2,369)	-
Loss on abandonment of assets	-	-	(414)	-
Total other expense	(1,420)	-	(2,783)	-

Net loss before taxes	(18,346)	(3,240)	(49,677)	(8,048)

Income tax benefit	-	-	-	-

Net loss	$(18,346)	$(3,240)	$(49,677)	$(8,048)

Basic and dilutive loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	99,750,097	99,750,097	99,750,097	99,750,097

The accompanying notes are an integral part of these condensed, unaudited financial statements.

ARIEL CLEAN ENERGY, INC.
(Formerly Z Holdings Group, Inc.)
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,677)	$(8,048)
Adjustments to reconcile net loss to net cash used in operations:
In-kind contributions	-	8,237
Depreciation and amortization	250	750
Loss on abandonment of assets	414	-
Changes in operating assets and liabilities:
Prepaid expenses	(4,205)	195
Accounts payable	2,392	-
Accrued expenses	(4,943)	(1,134)
Accrued interest	2,369	-
Total adjustments	(3,723)	8,048
Net Cash Used in Operating Activities	(53,400)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable - related party	53,400	-
Net Cash Provided By Financing Activities	53,400	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed, unaudited financial statements.

ARIEL CLEAN ENERGY, INC.
(Formerly Z Holdings Group, Inc.)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Ariel Clean Energy Inc. (“Ariel” or “the Company”) began its existence as the Pacific Development Corporation which was incorporated under the laws of the State of Colorado on September 21, 1992. On March 23, 2000, Pacific and Cheshire Holdings, Inc. were merged into a single corporation existing under the laws of the State of Delaware, with Cheshire Holdings, Inc. being the surviving corporation. The name of the surviving corporation was changed to Cheshire Distributors, Inc. On July 17, 2003, Cheshire Distributors, Inc. changed its name to LMIC, Inc. and on October 31, 2012 changed its name to Z Holdings, Inc.  Ariel Clean Energy, Inc. adopted fresh start accounting on May 6, 2005 with an objective to acquire or merge with an operating business.

Big Time Acquisition (BTA) was originally organized to acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On October 29, 2012, by written consent in lieu of a meeting, the respective Boards of Directors and requisite majority shareholders of Ariel and Big Time Acquisition, Inc. approved the merger of Big Time Acquisition, Inc. into Ariel with Ariel as the surviving corporation.

Immediately before the effective time of merger, any and all outstanding shares of Big Time Acquisition, Inc. held by Ariel Clean Energy, Inc. were canceled, and at the closing of the Merger Agreement, Ariel issued a total of 90,000 restricted Class A common shares to the former shareholders of Big Time Acquisition, Inc. for their then outstanding shares of Big Time common stock. In the share exchange, Ariel received 90,000 shares of Big Time common stock representing 100% of the issued and outstanding shares of Big Time, which were deemed to be canceled. As a result of the Merger Agreement, Ariel is now the surviving company of the merger pursuant to Delaware General Corporate Law (DGCL), and deemed to be Successor Registrant. The issuance of such shares was exempt from registration pursuant to Section 4(2) of the Securities Act, and Regulation D promulgated thereunder.

Ariel was a shell company immediately before the merger and continues to be a shell company as of the date of this filing.

On July 15, 2015, the Company's Board of Directors approved to amend the Articles of Incorporation to change the Company's name from Z Holdings, Inc. to Ariel Clean Energy Inc.

Ariel Clean Energy, Inc. has a December 31 year end.

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

The results of operations for the period ended September 30, 2015 are not necessarily indicative of the results for the full fiscal year ending December 31, 2015.

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

Cash and Cash Equivalents

The Company follows ASC 305, “Cash and Cash Equivalents”. For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less. Cash and cash equivalents at September 30, 2015 and December 31, 2014 were $0.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as at September 30, 2015. The respective fair value of certain on-balance-sheet financial instruments would approximate their carrying values due to the short-term nature of these instruments.  These financial instruments include accounts payable, accrued expenses, related party note payable and, accrued interest.

Commitment and Contingencies

The Company follows ASC 450-20, "Loss Contingencies", to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies at September 30, 2015 and December 31, 2014.

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

There were no share-based expenses for the periods ended September 30, 2015 and 2014.

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

A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as at September 30, 2015 and December 31, 2014.

Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC 260, "Earnings per Share" ("EPS"). Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. The Company does not have any potentially dilutive instruments as at September 30, 2015 and 2014; therefore, anti-dilution issues are not applicable.

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

Prepaid expense totaled $5,000 at September 30, 2015, and consisted solely of the OTC Market annual fee. Prepaid expense totaled $795 at December 31, 2014 and consisted solely of a prepaid software maintenance contract.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The authorized preferred stock consists of 50,000,000 shares with a per share par value of $0.000006.

There were no shares of preferred stock issued and outstanding at September 30, 2015, and December 31, 2014.

Any series of new preferred stock may be designated, fixed, and determined as provided by the board of directors by the affirmative vote of a majority of the voting power of all the then outstanding shares of Class B Common Stock.

Common Stock

Class A

The authorized common stock consists of 1,000,000,000 shares of Class A Common Stock at a par value of $0.000006 per share. There were 99,750,097 shares of class A common stock issued and outstanding at September 30, 2015, and December 31, 2014. Each share of Class A common stock is entitled to one vote.  The number of authorized shares of Class A common stock may be increased or decreased (but not below the number of shares outstanding) by the affirmative vote of the holders of capital stock representing a majority of the voting power of the outstanding shares of capital stock of the company entitled to vote.

Class B

The authorized common stock consists of 200,000,000 shares of Class B Common Stock, $0.000006 par value per share. There are no shares of class B Common Stock issued and outstanding at September 30, 2015 and December 31, 2014. Each share of Class B of Common Stock is entitled to 10 votes. The number of authorized shares of Class B common stock may be increased or decreased (but not below the number of shares outstanding) by the affirmative vote of the holders of capital stock representing a majority of the voting power of the outstanding shares of capital stock of the company entitled to vote.

Additional Paid in Capital

Related parties prior to the September 2014, change in control funded operating expenses of $18,579 and forgave their related party debt of $22,360 for a total contribution to capital of $41,209.  Current related parties fund operating expenses with loans to the company (Note 8).  These loans accrue interest at an annual rate of 12%.
NOTE 7 - INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses (NOL) and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As at September 30, 2015 and December 31, 2014, the Company has net operating loss carry forwards of approximately $103,000 and $53,400, respectively. The NOLs begin expiring in 2030. The loss results in deferred tax assets of approximately $35,000 and $18,100 at September 30, 2015 and December 31, 2014, respectively, at effective statutory rates totaling 34%.  The deferred tax asset has been off-set by an equal valuation allowance.

	September 30,	December 31,
	2015	2014
Deferred tax asset, generated from net operating loss at statutory rates	$35,000	$18,100
Valuation allowance	(35,000)	(18,100)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	34%
Increase in valuation allowance	(34%)
Effective income tax rate	0.0%

Income taxes for the years 2011 through 2014 remain subject to examination.

NOTE 8 - RELATED PARTY TRANSACTIONS

Note Payable

During the period ended September 30, 2015, a corporation controlled by the company's officers paid operating expenses totaling $53,400.  Unpaid balances are due on demand and accrue an annual interest rate of 12%.

	Note payable –	Accrued interest –
	Nexus BioFuel	Nexus BioFuel
Balance, December 31, 2014	$3,078	$39
Increase for the period	53,400	2,369
Balance, September 30, 2015	$56,478	$2,408

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as at September 30, 2015 and December 31, 2014.

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

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

All references in this Form 10-Q to the "Company," "Ariel Clean Energy," “Ariel,” "we," "us," or "our" are to Ariel Clean Energy, Inc.

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

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer retain a majority control of our company. In addition, it is likely that as part of the terms of the acquisition transaction, one or more new officers and directors would join the Company.

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

Three months ended September 30, 2015 and 2014

Revenue

During the three months ended September 30, 2015 and 2014, we did not earn any revenue as the company has no revenue sources.

Expenses

During the three months ended September 30, 2015 we incurred $16,926 in operating expenses compared to $3,240 in the three months ended September 30, 2014. The increase is primarily attributable to professional fees for services not previously used: legal and accounting.  Additionally there were fee increases for audits and reviews, and  new public company filing expenses.

Nine months ended September 30, 2015 and 2014

Revenue

During the nine months ended September 30, 2015 and 2014, we did not earn any revenue as the company has no revenue sources.

Expenses

During the nine months ended September 30, 2015 we incurred $46,894 in operating expenses compared to $8,048 in the nine months ended September 30, 2014. The increase is primarily attributable to professional fees for services not previously used: legal and accounting.  Additionally there were fee increases for audits and reviews, and new public company filing expenses.

Cash Flows

	Nine Months Ended
	September 30,
	2015	2014
Net Cash Used in Operating Activities	$(53,400)	$-
Net Cash Used in Investing Activities	-	-
Net Cash Provided By Financing Activities	53,400	-
Net Increase (Decrease) in Cash During Period	$-	$-

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the period ended September 30, 2015, net cash flows used in operating activities was $53,400, compared to $0 for the period ended September 30, 2014. The increase in cash used in operating activities was attributed to the increase in operating losses offset by increased operating liabilities owed and unpaid at September 30, 2015. Operating expenses for the nine months ended September 30, 2014 were funded entirely a company owned by a related as opposed to 2013, which was funded by additional paid in capital resulting in no cash flows.

Cash Flows from Investing Activities

During the period ended September 30, 2015 and 2014, we have not used any cash for investing activities.

Cash Flows from Financing Activities

In the past we financed our operations solely from contributions to capital. For the period ended September 30, 2015, a related party paid directly to our vendors operating expenses totaling $53,400.  Since we have no current operations or revenues and no likely sources to contribute capital, we anticipate an increase in cash proceeds and no cash payments from financing activities.

Liquidity

We have no known demands or commitments and are not aware of any events or uncertainties as of September 30, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of September 30, 2015 and December 31, 2014.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1   LEGAL PROCEEDINGS.

Presently, there are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 1A   RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any equity securities during the quarter ended September 30, 2015

ITEM 3   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4   MINE SAFETY DISCLOSURES.

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

Ariel Clean Energy, Inc.
(Registrant)

By: /s/ Robert Morrison
Robert Morrison
President and Chief Financial Officer
(Principal Executive and Financial Officer)
Dated: November 13, 2015