Form 10-K
period 2015-12-31
Ariel Clean Energy, Inc.
filed 2016-03-22
CIK 1499684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, Par Value, $0.000006 par value

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant computed by reference to the closing price of the common stock on June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $592,503 based on 19,750,097 shares and a market price of $0.03.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

99,750,097 as of March 16, 2016

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

All references in this annual report on Form 10-K to the "Company", "Ariel",  "we," "us" or "our" are to Ariel Clean Energy, Inc..

Item 1.     Business.

Ariel Clean Energy Inc. began its existence as Pacific Development Corporation, incorporated under the laws of State of Colorado on September 21, 1992 ("Pacific"). On March 23, 2000, through a re-incorporation, Pacific and Cheshire Holdings, Inc. were merged into a single corporation existing under the laws of the State of Delaware, with Cheshire Holdings, Inc. being the surviving corporation. The name of the surviving corporation was changed to Cheshire Distributors, Inc. On July 17, 2003, Cheshire Distributors, Inc. changed its name to LMIC, Inc. ("LMIC"). LMIC through its wholly owned subsidiary LMIC Manufacturing, Inc. was a contract electronics manufacturing services firm. On August 3, 2012, we restated our certificate of incorporation and bylaws, including but not limited to changing our name from LMIC, Inc. to Z Holdings Group, Inc. On October 31, 2012, we merged with and into Big Time Acquisition, Inc. ("Predecessor"), a Delaware Form 10 blank check company that was controlled by our majority shareholders with the same sole officer and director, and we became successor registrant pursuant to Rule 12g-3 of the Securities Exchange Act ("Exchange Act"). Currently, the company plans to acquire or merge with an operating business, although the Company has no specific businesses it has targeted.

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

On September 5, 2014, we experienced a change in control, whereas our former control shareholder Moorpark Limited, LLC sold their controlling shares to SeaMorri Financial Partners, LLC ("SeaMorri"). As a result of the change in control, former management of the Company voluntarily resigned from their position(s) pursuant to the terms and conditions of a share purchase agreement attached to the 8-K filed on September 9, 2014, as Exhibit 10.1.

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

As of the most recent audited period, the Company has generated no revenues or earnings from operations, possesses no significant assets or financial resources, and has no cash on hand. The Independent Auditor's Report to our financial statements for the year ended December 31, 2015, are included in this report. The Independent Auditor's Report to the Company's financial statements indicates that there are a number of factors that raise substantial doubt about the Company's ability to continue as a going concern. Such doubts identified in the report include the fact (i) that the Company has not established any source of revenue to cover its operating costs; (ii) that the Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; (iii) that the Company will offer noncash consideration and seek equity lines as a means of financing its operations; (iv) that if it the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

Management of our company believes that there are benefits to being a reporting company with a class of securities quoted on the OTCQB, such as: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock awards or options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States’ capital market.

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

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. We have been reliant on our majority shareholder, SeaMorri Financial Partners, LLC, to provide financial contributions and services to keep the company operating.  Further, we believe that our company may have difficulties raising capital from other sources until we locate a prospective merger candidate through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.  We currently have no written or oral agreement from our majority shareholder to continue to provide financial contributions.

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

PART II
Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets Group electronic quotation system (the "OTCQB") under the symbol "ACEZ".  As of December 31, 2015, our stock has been thinly traded on the OTCQB.

Price Range of Common Stock

The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTC Markets, for the previous two years, based on our fiscal year end December 31, 2015 and 2014. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission, and may not represent actual transactions

	Fourth Quarter December 31,	Third Quarter September 30,	Second Quarter June 30,	First Quarter March 31,
2015 price range per share	$0.035 – 0.035	$0.03 – 0.06	$0.025 – 0.05	$0.025 - 0.1
2014 price range per share	$0.035 – 0.025	$0.035 – 0.025	$0.035 -0.02	$0.035 - 0.02

Holders

As of March 16, 2016, 99,750,097 shares of our Class A Common stock were issued and outstanding to approximately 212 shareholders of record.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

In the event that we obtain authorization to issue any preferred stock and issue such stock, we must not declare, pay or set apart for payment any dividend or other distribution (unless payable solely in shares of our common stock or other class of stock junior to our preferred stock as to dividends or upon liquidation) in respect of our common stock, nor must we redeem, purchase or otherwise acquire for consideration shares of any of the foregoing, unless dividends, if any, payable to holders of our preferred stock for the current period (and in the case of cumulative dividends, if any, payable to holders of our preferred stock for the current period , if any, and for all past periods) have been paid, are being paid or have been set aside for payment, in accordance with the terms of our preferred stock, as fixed by our board of directors.

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

Recent Sales of Unregistered Securities

We did not sell or issue in exchange for property, services, or other securities any of our unregistered shares of common stock or other securities during our fiscal year ended December 31, 2015.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any shares of our registered equity securities in the 12-month period ending December 31, 2015

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

Results of Operations

During the year ended December 31, 2015, we incurred general and administrative and professional fees of $50,426, compared to general and administrative and professional fees of $19,215 during the year ended December 31, 2014.

The increase of $31,211 or 162% is primarily attributable to increased legal services of $12,433, a filing fee of $7,450, transfer agent fees of $5,998 and accounting service fees of $4,694.

Liquidity and Financial Condition

Working Capital

The following table provides selected financial data about our company as of December 31, 2015 and 2014:

Balance Sheet Date	December 31, 2015	December 31, 2014	Working Capital Increase (Decrease)

Total Current Assets	$2,500	$795	$1,705
Total Current Liabilities	(69,286)	(13,003)	(56,283)
Working Capital Deficiency	$(66,786)	$(12,208)	$(54,578)

Our working capital decreased $54,578 as of December 31, 2015, from December 31, 2014.  This was driven by an increase in current liabilities resulting from an increase in outsourced professional fees as discussed above and increases in the cost of professional fees.

Cash Flows
	Year Ended December 31, 2015	Year Ended December 31, 2014

Cash Flows Used in Operating Activities	$(58,507)	$(3,078)
Cash Flows Provided by Financing Activities	$58,507	$3,078
Net Increase (Decrease) in Cash During Period	$-	$-

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended December 31, 2015, net cash flows used in operating activities was $58,507 consisting of a net loss of $55,242 which was increased from cash used from an increase in current operating assets of $1,705 and decrease in accrued expenses of $9,243, and was reduced by amortization of $250, loss on asset abandonment of $414 and increased trade payables of $2,867 and accrued interest of $4,152. For the year ended December 31, 2014, net cash flows used in operating activities was $3,078 consisting of a net loss of $20,252 which was increased from cash used from an increase in current operating assets of $600, and was reduced by amortization of $998, contributed capital from a related party of $9,653,  and increased trade payables and accrued expenses totaling $7,123.

Cash Flows from Investing Activities

During the years ended December 31, 2015 and 2014, we have not used any cash for investing activities.

Cash Flows from Financing Activities

In the past we financed our operations solely from contributions to capital. Beginning approximately the third quarter of 2014, we began financing our current operations with related party accounts and notes payable. For the year ended December 31, 2015 and 2014, we received cash proceeds of $58,507 and $12,731 from a related parties, respectively.  There were no cash payments in 2015 and 2014, however, during 2014 $9,653 was forgiven and recorded to contributed capital. Since we have no current operations or revenues and no likely sources to contribute capital we anticipate an increase in cash proceeds and no cash payments from financing activities.

Liquidity

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2015, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2015 and 2014.

Off Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of December 31, 2015, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

Going Concern

Our auditors have issued a going concern opinion on our audited financial statements for the year ended December 31, 2015. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain sufficient debt or equity financing to fund our operating expenses. This is because we have not commenced planned principal operations.  We have no actual or potential revenue source. There is no assurance we will ever reach this point. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 8.      Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Ariel Clean Energy, Inc.
25 Broadway 9th Floor
New York, NY 10004

We have audited the accompanying balance sheets of Ariel Clean Energy, Inc. (the "Company") as of December 31, 2015 and 2014 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative operating cash flows which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 21, 2016

ARIEL CLEAN ENERGY, INC.

Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS
Current Assets
Prepaid expenses	$2,500	$795
Total Current Assets	2,500	795

Software, net of accumulated amortization of $0 and $2,331, respectively	-	664

TOTAL ASSETS	$2,500	$1,459

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$3,510	$643
Accrued expenses	-	9,243
Accrued interest - related party	4,191	39
Note payable - related party	61,585	3,078
Total Current Liabilities	69,286	13,003

TOTAL LIABILITIES	69,286	13,003

Stockholders' Deficit

Preferred stock: 50,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Common stock Class A: 1,000,000,000 authorized; $0.000006 par value; 99,750,097 shares issued and outstanding	599	599
Common stock Class B: 200,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Additional paid-in capital	41,209	41,209
Accumulated deficit	(108,594)	(53,352)
Total Stockholders' Deficit	(66,786)	(11,544)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,500	$1,459

The accompanying notes are an integral part of these financial statements.

ARIEL CLEAN ENERGY, INC.

Statements of Operations

	For the Year Ended
	December 31,
	2015	2014

Revenues	$-	$-

Operating Expenses
General and administrative	22,137	8,472
Professional fees	28,289	10,743
Depreciation and amortization	250	998
Loss on abandonment of assets	414	-
Total operating expenses	51,090	20,213

Net loss from operations	(51,090)	(20,213)

Other expense
Interest expense	(4,152)	(39)
Total other expense	(4,152)	(39)

Net loss before taxes	(55,242)	(20,252)

Income tax benefit	-	-

Net loss	$(55,242)	$(20,252)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	99,750,097	99,750,097

The accompanying notes are an integral part of these financial statements.

ARIEL CLEAN ENERGY, INC.

Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2015 and 2014

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2013	-	$-	99,750,097	$599	$31,556	$(33,100)	$(945)

Contribution from shareholder	-	-	-	-	9,653	-	9,653
Net loss	-	-	-	-	-	(20,252)	(20,252)

Balance, December 31, 2014	-	-	99,750,097	599	41,209	(53,352)	(11,544)

Net loss	-	-	-	-	-	(55,242)	(55,242)

Balance, December 31, 2015	-	$-	99,750,097	$599	$41,209	$(108,594)	$(66,786)

The accompanying notes are an integral part of these financial statements.

ARIEL CLEAN ENERGY, INC.

Statements of Cash Flows

	For the Year Ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,242)	$(20,252)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by a related party contributed to capital	-	9,653
Depreciation and amortization	250	998
Loss on abandonment of assets	414	-
Changes in operating assets and liabilities:
Prepaid expenses	(1,705)	(600)
Accounts payable	2,867	643
Accrued expenses	(9,243)	6,441
Accrued interest - related party	4,152	39
Net Cash Used in Operating Activities	(58,507)	(3,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable - related party	58,507	3,078
Net Cash Provided By Financing Activities	58,507	3,078

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ARIEL CLEAN ENERGY, INC.

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

Going Concern and Liquidity Considerations

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

Cash and Cash Equivalents

The Company follows ASC 305, "Cash and Cash Equivalents". For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents at December 31, 2015 and 2014 were $nil.

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies at December 31, 2015 and 2014.

Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC 260, "Earnings per Share" ("EPS"). Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted EPS reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. The Company does not have any potentially dilutive instruments as of December 31, 2015; therefore, anti-dilution issues are not applicable.

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
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The respective fair value of certain on-balance-sheet financial instruments would approximate their carrying values due to the short-term nature of these instruments. These financial instruments include prepaid expenses, accounts payable, accrued expenses, related party note payable and accrued interest.

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

There were no share-based expenses for the years ended December 31, 2015 and 2014.

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

NOTE 3 - PREPAID EXPENSE

Prepaid expense totaled $2,500 at December 31, 2015, and consisted solely of the OTC Market annual fee. Prepaid expense totaled $795 at December 31, 2014 and consisted solely of a prepaid software maintenance contract.

NOTE 4 - SOFTWARE

As of December 31, 2015 and 2014, intangibles consisted of:

	2015	2014
Software	$-	$2,995
Less accumulated amortization	-	2,331
Intangibles, net	$-	$664

Other assets are amortized over their useful lives beginning when placed in service. Amortization expenses were $250 and $998 for the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, the Company decided to abandon the software of $414 and recorded it as loss on abandonment of assets

NOTE 5 - STOCKHOLDERS' EQUITY

The capitalization of the Company consists of the following classes of capital stock:

Preferred Stock

The authorized preferred stock consists of 50,000,000 shares with a per share par value of $0.000006. There were no shares of preferred stock issued and outstanding at December 31, 2015 and 2014.

Any series of new preferred stock may be designated, fixed, and determined as provided by the board of directors by the affirmative vote of a majority of the voting power of all the then outstanding shares of Class B Common Stock.

Common Stock

Class A

The authorized common stock consists of 1,000,000,000 shares of Class A Common Stock at a par value of $0.000006 per share. There were 99,750,097 shares of Class A common stock issued and outstanding at December 31, 2015 and 2014. Each share of Class A common stock is entitled to one vote. The number of authorized shares of Class A common stock may be increased or decreased (but not below the number of shares outstanding) by the affirmative vote of the holders of capital stock representing a majority of the voting power of the outstanding shares of capital stock of the company entitled to vote.

Class B

The authorized common stock consists of 200,000,000 shares of Class B Common Stock, $0.000006 par value per share. There are no shares of Class B Common Stock issued and outstanding at December 31, 2015 and 2014. Each share of Class B of Common Stock is entitled to 10 votes. The number of authorized shares of Class B common stock may be increased or decreased (but not below the number of shares outstanding) by the affirmative vote of the holders of capital stock representing a majority of the voting power of the outstanding shares of capital stock of the company entitled to vote.

Additional Paid in Capital

Related parties prior to the September 2014 change in control funded operating expenses and immediately forgave these amounts. Accordingly, during the year ended December 31, 2014, expenses paid were $9,653 and immediately recorded as a contribution to capital.  Current related parties fund operating expenses with loans to the company (Note 7).  These loans accrue interest at an annual rate of 12%.

NOTE 6 - INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Net deferred tax assets consist of the following components as of:

	December 31, 2015	December 31, 2014
NOL carry forward	$36,922	$18,140
Valuation allowance	(36,922)	(18,140)
Net deferred tax asset	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	34.0%
Increase in valuation allowance	(34.0%)
Effective income tax rate	0.0%

Utilization of the NOL carry forwards, of approximately $108,594 for federal income tax reporting purposes, which begin to expire 20 years from when incurred, may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an "ownership change" as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

Income taxes for the years 2012 through 2015 remain subject to examination by the IRS.

 NOTE 7 - RELATED-PARTY TRANSACTIONS

Note Payable

During the period ended December 31, 2015 and 2014, a corporation controlled by the company's officers paid operating expenses totaling $58,507 and $3,078, respectively.  Unpaid balances are due on demand and accrue an annual interest rate of 12%.

	December 31, 2015	December 31, 2014
Note payable – Nexus BioFuel	$61,585	$3,078
Accrued interest – Nexus BioFuel	$4,191	$39

The Company plans to pay the note payable and accrued interest as cash flows become available.

Other

The Company utilizes home office space at the residence of our President to conduct activities at no charge

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 15, 2015, Ariel Clean Energy, Inc. ("the Company") dismissed its independent public accounting firm, RLB Certified Public Accountant PLLC ("RLB"), effective that date.  On January 9, 2016, Ariel Clean Energy, Inc. ("the Company") engaged MaloneBailey, LLP ("MaloneBailey") of Houston, TX, as its new registered independent public accountant. During the year ended December 31, 2015, and prior to January 9, 2016 (the date of the new engagement), the Company did not consult with MaloneBailey regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements by MaloneBailey, in either case where written or oral advice provided by MaloneBailey would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer, who is also our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based on this evaluation, our Chief Executive Officer concluded as of December 31, 2015 that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework and SEC guidance on conducting such assessments.

Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of majority of independent members; (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; (4) ineffective controls over year end financial disclosure and reporting processes; and (5) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed(1)
Robert Morrison	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	73	September 5, 2014

Delbert Seabrook	Vice President and Director	46	September 5, 2014

Scott Scheer(2)	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	56	June 9, 2009

(1)	Messrs. Morrison and Seabrook were appointed to their respective positions with the Company on September 5, 2014.
(2)	Mr. Scheer, our previous sole director and officer, resigned all his positions as of September 5, 2014.

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

Robert Morrison, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Mr. Robert Morrison has extensive business and managerial experience stemming from his extensive work throughout the years with various companies. After his honorable release from the Royal Canadian School of Engineering in 1965, he served as a business consultant for 15 years until he was appointed CEO and Chairman of Post Career Habitats, Inc. Mr. Morrison served as CEO for three years until he stepped down in 1984 to become a contract engineer for the Loram International Ltd., where he worked until 1987. Following his tenure with Loram International Ltd., Mr. Morrison again served as a personal business consultant. He continued to serve as such until 2007, at which time he was appointed CEO of Greenlab Energy Canada, Inc., a position in which he served until 2009. Mr. Morrison remains one of the company's shareholders. While serving as of Greenlab Energy Canada's CEO, Mr. Morrison was also the Managing Director of Greenlab Global Qatar LLC. Greenlab Global Qatar LLC is a company focused on providing free zone equity opportunity, governance and international funding to a number of geographically strategic key national production and process plant operations companies. In 2014, Mr. Morrison retired from the position at Greenlab Global.

Delbert Seabrook, Vice-President and Director

Mr. Delbert Seabrook's business experience began with his role as Managing Director of ASG Telecom, (Alexander's Group Telecommunications, Inc.) a position he held from 2002-2014. Mr. Seabrook owned his own company (S.W.C., Rogers Canada) which he sold in 2009. From 1994-2012, Mr. Seabrook has served as CEO of Nexus BioFuel Inc., a company focused on chemical solutions to break down waste products, and Chairman from 2012-2014.

We believe Messrs. Morrison and Seabrook are qualified to serve on our board of directors because of their knowledge of our company's history and current operations, which they gained from working for our company as described above, in addition to their business experiences as described above.

As of the date of this filing, there has not been any material plan, contract or arrangement (whether or not written) to which any of our officers or directors are a party in connection with their appointments at Ariel Clean Energy, Inc.

Employment Agreements

We have no formal employment agreements with any of our employees, directors, or officers.

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

Board and Committee Meetings

Our board of directors currently consists of two members, Robert Morrison and Delbert Seabrook. Our board of directors held one formal meeting during the year ended December 31, 2015. Until we develop a more comprehensive board of directors, we anticipate that all proceedings will be conducted by resolutions to which all of the directors consent in writing, and filed with the minutes of the proceedings of the directors. Such resolutions are valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2015, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

We do not have an audit committee; our board of directors operates as our audit committee.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.     Executive Compensation.

Compensation Discussion and Analysis

The Company does not presently have compensation arrangements with its named executive officers. Executive officers were not paid salaries or equity-based compensation in either year ended December 31, 2015 and 2014.

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended December 31, 2015 and 2014.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2015 and 2014.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2015 and 2014, there were no options exercised by any named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 16, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group.. Beneficial ownership consists of a direct or indirect interest in the shares of common stock, as indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Robert Morrison(2) 25 Broadway 9th Floor, New York, NY 10004	80,000,000 common shares Indirect ownership	80.2%
Delbert Seabrook(2) 25 Broadway 9th Floor, New York, NY 1004	80,000,000 common shares Indirect ownership	80.2%
Directors and Executive Officers as a Group(1)	80,000,000 common shares	80.2%
SeaMorri Financial Partners, LLC 1332 North Halsted St., Suite 100, Chicago, IL 60642	80,000,000 common shares Direct ownership	80.2%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 16, 2016. As of March 16, 2016, there were 99,750,0697 shares of our company's common stock issued and outstanding.

(2)	Represents shares of common stock owned by SeaMorri Financial Partners LLC. Robert Morrison and Delbert Seabrook are deemed the indirect beneficial owners of these shares of common stock since they have voting and investment control over the shares as the managing members of SeaMorri.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

To the best of our knowledge, during the fiscal year ended December 31, 2015, there were no transactions exceeding $120,000 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the director and executive officers.

Director Independence

Our board of directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3)(iv) of Schedule 14A under the Exchange Act.

Item 14.     Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit Fees(1)	$5,250	$10,400
Audit Related Fees(2)	-	-
Tax Fees(3)	-	300
All Other Fees(4)	-	-
Total	$5,250	$10,700

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

ARIEL CLEAN ENERGY, INC.
(Registrant)

Dated: March 21, 2016	/s/ Robert Morrison
Robert Morrison
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 21, 2016	/s/ Robert Morrison
Robert Morrison
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director

Dated: March 21, 2016	/s/ Delbert Seabrook
Delbert Seabrook
Vice President and Director