Form 10-Q
period 2016-03-31
Ariel Clean Energy, Inc.
filed 2016-05-02
CIK 1499684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXC HANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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
Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [X ]Yes [  ] No

As of May 2, 2016, there were 99,750,097 shares of the Issuer’s common stock, par value $0.000006 outstanding.

ARIEL CLEAN ENERGY, INC.

ITEM 1	FINANCIAL STATEMENTS

ARIEL CLEAN ENERGY, INC.
Balance Sheets
(Unaudited)

	March 31,	December 31
	2016	2015

ASSETS
Current Assets
Prepaid expenses	$10,000	$2,500
Total Current Assets	10,000	2,500

TOTAL ASSETS	$10,000	$2,500

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$6,671	$3,510
Accrued expenses	400	-
Accrued interest - related party	6,213	4,191
Note payable - related party	79,495	61,585
Total Current Liabilities	92,779	69,286

TOTAL LIABILITIES	92,779	69,286

Stockholders' Deficit

Preferred stock: 50,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Common stock Class A: 1,000,000,000 authorized; $0.000006 par value; 99,750,097 shares issued and outstanding	599	599
Common stock Class B: 200,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Additional paid-in capital	41,209	41,209
Accumulated deficit	(124,587)	(108,594)
Total Stockholders' Deficit	(82,779)	(66,786)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,000	$2,500

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.
Statements of Operations
(Unaudited)

	For the three months ended
	March 31,
	2016	2015

Revenues	$-	$-

Operating Expenses
General and administrative	4,535	3,342
Professional fees	9,436	6,618
Depreciation and amortization	-	250
Loss on abandonment of assets	-	414
Total operating expenses	13,971	10,624

Loss from operations	(13,971)	(10,624)

Other expense
Interest expense	(2,022)	(113)
Total other expense	(2,022)	(113)

Loss before taxes	(15,993)	(10,737)

Income tax benefit	-	-

Net loss	$(15,993)	$(10,737)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	99,750,097	99,750,097

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.
Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,993)	$(10,737)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	-	250
Loss on abandonment of assets	-	414
Changes in operating assets and liabilities:
Prepaid expenses	(7,500)	795
Accounts payable	3,161	11,920
Accrued expenses	400	(4,194)
Accrued interest - related party	2,022	113
Net Cash Used in Operating Activities	(17,910)	(1,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable - related party	17,910	1,439
Net Cash Provided By Financing Activities	17,910	1,439

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Ariel Clean Energy Inc. (“Ariel” or “the Company”) began its existence as the Pacific Development Corporation (“Pacific”), which was incorporated under the laws of the State of Colorado on September 21, 1992. On March 23, 2000, Pacific and Cheshire Holdings, Inc. were merged into a single corporation existing under the laws of the State of Delaware, with Cheshire Holdings, Inc. being the surviving corporation. The name of the surviving corporation was changed to Cheshire Distributors, Inc. On July 17, 2003, Cheshire Distributors, Inc. changed its name to LMIC, Inc. and on October 31, 2012 changed its name to Z Holdings, Inc.  Ariel Clean Energy, Inc. adopted fresh start accounting on May 6, 2005 with an objective to acquire or merge with an operating business.

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

Immediately before the effective time of merger, any and all outstanding shares of Big Time Acquisition, Inc. held by Ariel were canceled, and at the closing of the Merger Agreement, Ariel issued a total of 90,000 restricted Class A common shares to the former shareholders of Big Time Acquisition, Inc. for their then outstanding shares of Big Time common stock. In the share exchange, Ariel received 90,000 shares of Big Time common stock representing 100% of the issued and outstanding shares of Big Time, which were deemed to be canceled. As a result of the Merger Agreement, Ariel is now the surviving company of the merger pursuant to Delaware General Corporate Law (DGCL), and deemed to be Successor Registrant. The issuance of such shares was exempt from registration pursuant to Section 4(2) of the Securities Act, and Regulation D promulgated thereunder.

On July 15, 2015, the Company's Board of Directors approved to amend the Articles of Incorporation to change the Company's name from Z Holdings, Inc. to Ariel Clean Energy Inc.

Ariel Clean Energy, Inc. has a December 31 year end.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2015, as filed with the SEC on March 22, 2016.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Note Payable

During the three month period ended March 31, 2016, a corporation controlled by the company's officers paid operating expenses totaling $17,910.  Unpaid balances are due on demand and accrue an annual interest rate of 12%.

	March 31, 2016	December 31, 2015
Note payable	$79,495	$61,585
Accrued interest	$6,213	$4,191

The Company plans to pay the note payable and accrued interest as cash flows become available.

Other

The Company utilizes home office space at the residence of our President to conduct activities at no charge.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Annual Report on Form 10-K, as filed on March 22, 2016.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "Ariel Clean Energy," “Ariel,” "we," "us," or "our" are to Ariel Clean Energy, Inc.

Overview
We are currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary, or may wish to contribute assets to us rather than merge. We have not yet begun negotiations or entered into any definitive agreements for potential new business opportunities, and there can be no assurance that we will be able to enter into any definitive agreements.

We may seek a business opportunity with entities which have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

RESULTS OF OPERATIONS

During the three months ended March 31, 2016, we incurred general and administrative and professional fees of $13,971, compared to general and administrative and professional fees of $9,960 during the three months ended March 31, 2015.

Liquidity and Financial Condition

Working Capital

The following table provides selected financial data about our company as of March 31, 2016 and December 31, 2015 :

	March 31, 2016	December 31, 2015	Working Capital
Balance Sheet Date			Increase (Decrease)

Total Current Assets	$10,000	$2,500	$7,500
Total Current Liabilities	(92,779)	(69,286)	(23,493)
Working Capital Deficiency	$(82,779)	$(66,786)	$(15,993)

Our working capital decreased $15,993 as of March 31, 2016, from December 31, 2015.  This was driven by an increase in current liabilities resulting from an increase in professional fees and continuous increase in note payable to a related company for paying operating expenses on behalf of the company.

Cash Flows

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

Cash Flows Used in Operating Activities	$(17,910)	$(1,439)
Cash Flows Provided by Financing Activities	$17,910	$1,439
Net Increase (Decrease) in Cash During Period	$-	$-

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the quarter ended March 31, 2016, net cash flows used in operating activities was $17,910 consisting of a net loss of $15,993 which was increased from cash used from an increase in current operating assets of $7,500 and an increase in trade payables of $3,161, accrued interest of $2,022 and accrued expenses of $400. For the quarter ended March 31, 2015, net cash flows used in operating activities was $1,439 consisting of a net loss of $10,737 which was decreased from cash used from a decrease in current operating assets of $795, and was reduced by amortization of $250, loss on asset abandonment of $414, and increased trade payables, accrued expenses and accrued interest totaling $7,839.

Cash Flows from Investing Activities

During the quarter ended March 31, 2016 and 2015, we have not used any cash for investing activities.

Cash Flows from Financing Activities

In the past we financed our operations solely from contributions to capital. During third quarter of 2014, we began financing our current operations with related party accounts and notes payable.  For the quarter ended March 31, 2016 and 2015, we received cash proceeds of $17,910 and $1,439 from the related party for the continuous increase in company's officers paying operating expenses on behalf of the company.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We are a development stage corporation and have not generated sufficient revenues from operations to fully implement our business plan.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and competition from larger organizations.  We will require equity and/or debt financing to provide for the capital required to implement our plans. We will require additional funds to operate for the next year.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2016 and 2015.

Off Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of March 31, 2016, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

ITEM 4  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2016.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1 LEGAL PROCEEDINGS.

Presently, there are no material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 1A RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any equity securities during the quarter ended March 31, 2016

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4 MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5 OTHER INFORMATION.

None.

ITEM 6 EXHIBITS.

Exhibit Number	Description of Exhibit
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
____________________
*	Filed herewith.
**	Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Ariel Clean Energy, Inc.
(Registrant)

By: /s/ Robert Morrison
Robert Morrison
President and Chief Financial Officer
(Principal Executive and Financial Officer)

Dated: May 2, 2016