Form 10-Q
period 2016-06-30
Ariel Clean Energy, Inc.
filed 2016-08-12
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXC HANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes     ☐ No

As of August 10, 2016, there were 99,750,097 shares of the Issuer's common stock, par value $0.000006 outstanding.

ARIEL CLEAN ENERGY, INC.

ITEM 1 FINANCIAL STATEMENTS

ARIEL CLEAN ENERGY, INC.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2016	2015

ASSETS
Current Assets
Prepaid expenses	$9,346	$2,500
Total Current Assets	9,346	2,500

TOTAL ASSETS	$9,346	$2,500

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$4,326	$3,510
Accrued expenses	800	-
Accrued interest - related party	8,754	4,191
Note payable - related party	88,468	61,585
Total Current Liabilities	102,348	69,286

TOTAL LIABILITIES	102,348	69,286

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Common stock Class A: 1,000,000,000 authorized; $0.000006 par value; 99,750,097 shares issued and outstanding	599	599
Common stock Class B: 200,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Additional paid-in capital	41,209	41,209
Accumulated deficit	(134,810)	(108,594)
Total Stockholders' Deficit	(93,002)	(66,786)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,346	$2,500

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative	2,882	4,819	7,417	8,161
Professional fees	4,800	14,939	14,236	21,557
Depreciation and amortization	-	-	-	250
Loss on abandonment of assets	-	-	-	414
Total operating expenses	7,682	19,758	21,653	30,382

Loss from operations	(7,682)	(19,758)	(21,653)	(30,382)

Other expense
Interest expense	(2,541)	(836)	(4,563)	(949)
Total other expense	(2,541)	(836)	(4,563)	(949)

Loss before taxes	(10,223)	(20,594)	(26,216)	(31,331)

Net loss	$(10,223)	$(20,594)	$(26,216)	$(31,331)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	99,750,097	99,750,097	99,750,097	99,750,097

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.
Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,216)	$(31,331)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	-	250
Loss on abandonment of assets	-	414
Changes in operating assets and liabilities:
Prepaid expenses	(6,846)	(6,705)
Accounts payable	27,699	41,366
Accrued expenses	800	(4,943)
Accrued interest - related party	4,563	949
Net Cash Used in Operating Activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Note payable - related party	$26,883	$36,717

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2016

Note 1 - Organization and Description of Business

Ariel Clean Energy, Inc. ("Ariel" or "the Company") began its existence as the Pacific Development Corporation which was incorporated under the laws of the State of Colorado on September 21, 1992. On March 23, 2000, Pacific and Cheshire Holdings, Inc. were merged into a single corporation existing under the laws of the State of Delaware, with Cheshire Holdings, Inc. being the surviving corporation. The name of the surviving corporation was changed to Cheshire Distributors, Inc. On July 17, 2003, Cheshire Distributors, Inc. changed its name to LMIC, Inc. and on October 31, 2012 changed its name to Z Holdings, Inc. Ariel Clean Energy, Inc. adopted fresh start accounting on May 6, 2005 with an objective to acquire or merge with an operating business.

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

On July 15, 2015, the Company's Board of Directors approved to amend the Articles of Incorporation to change the Company's name from Z Holdings, Inc. to Ariel Clean Energy, Inc.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2015, as filed with the SEC on March 22, 2016.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation

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

Note 3 - Related Party Transactions

Note Payable

During the six month period ended June 30, 2016, a corporation controlled by the company's officers paid operating expenses totaling $26, 883 on behalf of the Company. Unpaid balances are due on demand and accrue an annual interest rate of 12%.

	June 30, 2016	December 31, 2015
Note payable	$88,468	$61,585
Accrued interest	$8,754	$4,191

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

All references in this Form 10-Q to the "Company," "Ariel Clean Energy," "Ariel," "we," "us," or "our" are to Ariel Clean Energy, Inc.

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

RESULTS OF OPERATIONS

During the six months ended June 30, 2016, we incurred operating expenses of $21,653, compared to operating expenses of $29,968 during the six months ended June 30, 2015.

Liquidity and Financial Condition

Working Capital

The following table provides selected financial data about our company as of June 30, 2016 and December 31, 2015:

			Working Capital
Balance Sheet Date	June 30, 2016	December 31, 2015	Increase (Decrease)

Total Current Assets	$9,346	$2,500	$6,846
Total Current Liabilities	(102,348)	(69,286)	(33,062)
Working Capital Deficiency	$(93,002)	$(66,786)	$(26,216)

Our working capital decreased $26,216 as of June 30, 2016, from December 31, 2015. This was driven by an increase in current liabilities resulting from an increase in professional fees and continuous increase in note payable to a related company for paying operating expenses on behalf of the company.

Cash Flows

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015

Cash Flows Used in Operating Activities	$-	$-
Cash Flows Provided by Financing Activities	$-	$-
Net Increase (Decrease) in Cash During Period	$-	$-

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended June 30, 2016, net cash flows used in operating activities was $0 consisting of a net loss of $26,216 which was increased from cash used from an increase in current operating assets of $6,846 and an increase in trade payables of $816, increase of note payable to a related party of $26,883, accrued interest of $4,563 and accrued expenses of $800. For the six months ended June 30, 2015, net cash flows used in operating activities was $0 consisting of a net loss of $31,331 which was increased from cash used from an increase in current operating assets of $6,705 and was reduced by amortization of $250, loss on asset abandonment of $414, and increased trade payables of $4,649, increase of note payable to a related party of $36,717, decreased accrued expenses of $4,943 and increased accrued interest of $949.

Cash Flows from Investing Activities

During the six months ended June 30, 2016 and 2015, we have not used any cash for investing activities.

Cash Flows from Financing Activities

During the six months ended June 30, 2016 and 2015, we have not received any cash from financing activities.

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

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2016 and 2015.

Off Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of June 30, 2016, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4 - CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1 - Legal Proceedings

Presently, there are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 1A - Risk Factors

Not applicable to a smaller reporting company.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities during the quarter ended June 30, 2016

ITEM 3 - Defaults Upon Senior Securities.

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 - Other Information.

None.

ITEM 6 - Exhibits.

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

________________

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

Dated: August 11, 2016

