Form 10-Q
period 2016-09-30
Ariel Clean Energy, Inc.
filed 2016-11-14
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXC HANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

COMMISSION FILE NUMBER:000-54159

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

As of November 10, 2016, there were 99,750,097 shares of the Issuer’s common stock, par value $0.000006 outstanding.

ARIEL CLEAN ENERGY, INC.

PART I - FINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

ARIEL CLEAN ENERGY, INC.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2016	2015

ASSETS
Current Assets
Prepaid expenses	$6,846	$2,500
Total Current Assets	6,846	2,500

TOTAL ASSETS	$6,846	$2,500

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$7,947	$3,510
Accrued interest - related party	11,440	4,191
Note payable - related party	91,508	61,585
Total Current Liabilities	110,895	69,286

TOTAL LIABILITIES	110,895	69,286

Stockholders' Deficit

Preferred stock: 50,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Common stock Class A: 1,000,000,000 authorized; $0.000006 par value; 99,750,097 shares issued and outstanding	599	599
Common stock Class B: 200,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Additional paid-in capital	41,209	41,209
Accumulated deficit	(145,857)	(108,594)
Total Stockholders' Deficit	(104,049)	(66,786)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,846	$2,500

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative	4,361	9,888	11,778	18,049
Professional fees	4,000	7,038	18,236	28,595
Depreciation and amortization	-	-	-	250
Loss on abandonment of assets	-	-	-	414
Total operating expenses	8,361	16,926	30,014	47,308

Loss from operations	(8,361)	(16,926)	(30,014)	(47,308)

Other expense
Interest expense	(2,686)	(1,420)	(7,249)	(2,369)
Total other expense	(2,686)	(1,420)	(7,249)	(2,369)

Loss before taxes	(11,047)	(18,346)	(37,263)	(49,677)

Net loss	$(11,047)	$(18,346)	$(37,263)	$(49,677)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	99,750,097	99,750,097	99,750,097	99,750,097

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.
Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,263)	$(49,677)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	-	250
Loss on abandonment of assets	-	414
Changes in operating assets and liabilities:
Prepaid expenses	(4,346)	(4,205)
Accounts payable and accrued expenses	34,360	50,849
Accrued interest - related party	7,249	2,369
Net Cash Used in Operating Activities	-	-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$31	$-

Non-cash financing transactions:
Note payable - related party	$29,923	$53,400

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Note Payable

During the nine month period ended September 30, 2016, a corporation controlled by the company's officers paid operating expenses totaling $29,923 on behalf of the Company. Unpaid balances are due on demand and accrue an annual interest rate of 12%.

	September 30, 2016	December 31, 2015
Note payable	$91,508	$61,585
Accrued interest	$11,440	$4,191

The Company plans to pay the note payable and accrued interest as cash flows become available.

Other

The Company utilizes home office space at the residence of our President to conduct activities at no charge.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business - Risk Factors" section in our Annual Report on Form 10-K, as filed on March 22, 2016. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer retain a majority control of our company. In addition, it is likely that as part of the terms of the acquisition transaction, one or more new officers and directors, would join our Company.

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

RESULTS OF OPERATIONS

During the three and nine months ended September 30, 2016, we incurred operating expenses of $8,361 and $30,014, respectively, compared to operating expenses of $16,926 and $47,308 during the three and nine months ended September 30, 2015, respectively. Operating expenses consist of professional fees and general and administrative expenses primarily for maintaining reporting status with the Securities and Exchange Commission.

Liquidity and Financial Condition

Working Capital

The following table provides selected financial data about our company as of September 30, 2016 and December 31, 2015:

Balance Sheet Date	September 30, 2016	December 31, 2015	Increase (Decrease)

Total Current Assets	$6,846	$2,500	$4,346
Total Current Liabilities	110,895	69,286	41,609
Working Capital Deficiency	$(104,049)	$(66,786)	$37,263

Our working capital deficiency increased $37,263 as of September 30, 2016, from December 31, 2015. This was driven by an increase in current liabilities resulting from continuous increase in note payable to a related company for paying operating expenses on behalf of the company.

Cash Flows

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended September 30, 2016, net cash flows used in operating activities was $0 consisting of a net loss of $37,263 which was increased from cash used from an increase in current operating assets of $4,346 and an increase in trade payables of $4,437, increase of note payable to a related party of $29,923, and accrued interest of $7,249. For the nine months ended September 30, 2015, net cash flows used in operating activities was $0 consisting of a net loss of $49,677 which was increased from cash used from an increase in current operating assets of $4,205 and was reduced by amortization of $250, loss on asset abandonment of $414, and decrease in trade payables and accruals of $2,551, increase of note payable to a related party of $53,400 and increased accrued interest of $2,369.

Cash Flows from Investing Activities

During the nine months ended September 30, 2016 and 2015, we have not used any cash for investing activities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2016 and 2015, we have not received any cash from financing activities.

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

We had no material commitments for capital expenditures as of September 30, 2016 and 2015.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of September 30, 2016, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

ITEM 4 CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of September 30, 2016.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

Presently, there are not any material pending legal proceedings to which our Company is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 1A RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any equity securities during the quarter ended September 30, 2016

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION.

None.

ITEM 6 EXHIBITS.

Exhibit Number	Description of Exhibit
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

____________________

*	Filed herewith.
**	Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Ariel Clean Energy, Inc.
(Registrant)
Dated: November 14, 2016	/s/ Robert Morrison
Robert Morrison
President and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

