Form 10-Q
period 2017-03-31
Ariel Clean Energy, Inc.
filed 2017-05-15
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 000-54159

ARIEL CLEAN ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1209978
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

86 Broad St., 18th Floor, New York, NY	10004
(Address of principal executive offices)	(Zip Code)

(347) 690-5187
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES    ☐ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

99,750,097 common shares issued and outstanding as of May 10, 2017

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARIEL CLEAN ENERGY, INC.

INDEX TO INTERIM FINANCIAL STATEMENTS

UNAUDITED

3

ARIEL CLEAN ENERGY, INC.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets
Prepaid expenses	$10,833	$4,346
Total Current Assets	10,833	4,346

TOTAL ASSETS	$10,833	$4,346

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$6,144	$6,113
Accrued interest - related party	17,439	14,296
Note payable - related party	117,877	96,871
Total Current Liabilities	141,460	117,280

TOTAL LIABILITIES	141,460	117,280

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Common stock Class A: 1,000,000,000 authorized; $0.000006 par value; 99,750,097 shares issued and outstanding	599	599
Common stock Class B: 200,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Additional paid-in capital	41,209	41,209
Accumulated deficit	(172,435)	(154,742)
Total Stockholders' Deficit	(130,627)	(112,934)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,833	$4,346

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Revenues	$-	$-

Operating Expenses
General and administrative	3,654	4,535
Professional fees	10,896	9,436
Total operating expenses	14,550	13,971

Loss from operations	(14,550)	(13,971)

Other expense
Interest expense	(3,143)	(2,022)
Total other expense	(3,143)	(2,022)

Net loss before taxes	(17,693)	(15,993)

Income tax benefit	-	-

Net loss	$(17,693)	$(15,993)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	99,750,097	99,750,097

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,693)	$(15,993)
Changes in operating assets and liabilities:
Prepaid expenses	(6,487)	(7,500)
Accounts payable and accrued expenses	21,037	21,471
Accrued interest - related party	3,143	2,022
Net Cash Used in Operating Activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Note payable - related party	$21,006	$17,910

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS, AND GOING CONCERN

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

Going concern and Liquidity Considerations

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of $172,435. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2016, as filed with the SEC on March 14, 2017.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3 - PREPAID EXPENSE

Prepaid expenses at March 31, 2017 and December 31, 2016 consist of the following:

	March 31,	December 31,
	2017	2016

OTC Markets fees	$10,833	$3,333
Professional fees	-	1,013
	$10,833	$4,346

NOTE 4 - RELATED-PARTY TRANSACTIONS

Note Payable

During the three months ended March 31, 2017 and 2016, a corporation controlled by the company's officers paid operating expenses totaling $21,006 and $17,910 on behalf of the Company, respectively. Unpaid balances are due on demand and accrue an annual interest rate of 12%.

Note payable and accrued interest at March 31, 2016 and December 31, 2016 consist of the following:

	March 31, 2017	December 31, 2016
Note payable	$117,877	$96,871
Accrued interest	$17,439	$14,296

For the three months ended March 31, 2017 and 2016, interest expense was $3,143 and $2,022, respectively. The Company plans to pay the note payable and accrued interest as cash flows become available.

Other

The Company utilizes home office space at the residence of our President to conduct activities at no charge.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business - Risk Factors" section in our Annual Report on Form 10-K, as filed on March 14, 2017. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "Ariel Clean Energy," “Ariel,” "we," "us," or "our" are to Ariel Clean Energy, Inc.

General Overview

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

Results of Operations

During the three months ended March 31, 2017, we incurred operating expenses of $14,550, compared to operating expenses of $13,971 incurred during the three months ended March 31, 2016, with $579 increase in operating expense primarily for maintaining reporting status with the Securities and Exchange Commission and $1,121 increase in interest expense accrued from amount due to related party.

	Three Months Ended March 31,
	2017	2016	Changes
Revenue	$-	$-	$-
Total operating expenses	14,550	13,971	(579)
Other expenses	3,143	2,022	(1,121)
Net loss	$(17,693)	$(15,993)	$(1,700)

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2017 and December 31, 2016, respectively.

Working Capital

	March 31, 2017	December 31, 2016	Changes
Total Current Assets	$10,833	$4,346	$6,487
Total Current Liabilities	141,460	117,280	(24,180)
Working Capital Deficiency	$(130,627)	$(112,934)	$(17,693)

Our working capital deficiency increased by $17,693 as of March 31, 2017, from December 31, 2016.  This was driven by the increase in amounts due to a related party for paying the company’s operating expenses.

Cash Flows

Cash Flow from Operating Activities

Net cash used in operating activities was $Nil for the three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017, we had a net loss of $17,693, which was increased by a change in prepaid expenses of $6,487, and reduced by $31 for increase in accounts payable and $24,149 for increase in amounts due to a related party. During the three months ended March 31, 2016, we had a net loss of $15,993, which was increased by a change in prepaid expenses of $7,500, and reduced by $3,561 for increase in accounts payable and accrued expenses and $19,932 for increase in amounts due to a related party.

Cash Flow from Investing Activities

We did not use any cash in investing activities for the three months ended March 31, 2017 and 2016.

Cash Flow from Financing Activities

We did not have any cash provided from financing activities for the three months ended March 31, 2017 and 2016.

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

Capital Resources

We had no material commitments for capital expenditures as of March 31, 2017.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of March 31, 2017, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2017.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
(32)	Section 1350 Certifications
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101*	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

________________

*	Filed herewith.
**

XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIEL CLEAN ENERGY, INC.
(Registrant)

Dated: May 15, 2017	/s/ Robert Morrison
Robert Morrison
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

