Form 10-Q
period 2017-06-30
Ariel Clean Energy, Inc.
filed 2017-08-04
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______  to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  YES   ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

113,297,021 common shares issued and outstanding as of August 1, 2017

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARIEL CLEAN ENERGY, INC.

INDEX TO INTERIM FINANCIAL STATEMENTS

UNAUDITED

3

ARIEL CLEAN ENERGY, INC.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current Assets
Prepaid expenses	$8,333	$4,346
Total Current Assets	8,333	4,346

TOTAL ASSETS	$8,333	$4,346

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$9,108	$6,113
Accrued interest - related party	21,085	14,296
Note payable - related party	125,181	96,871
Total Current Liabilities	155,374	117,280

TOTAL LIABILITIES	155,374	117,280

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Common stock Class A: 1,000,000,000 authorized; $0.000006 par value; 99,765,421 shares issued and outstanding	599	599
Common stock Class B: 200,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Additional paid-in capital	41,209	41,209
Accumulated deficit	(188,849)	(154,742)
Total Stockholders' Deficit	(147,041)	(112,934)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,333	$4,346

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative	7,805	2,882	11,459	7,417
Professional fees	4,963	4,800	15,859	14,236
Total operating expenses	12,768	7,682	27,318	21,653

Loss from operations	(12,768)	(7,682)	(27,318)	(21,653)

Other expense
Interest expense	(3,646)	(2,541)	(6,789)	(4,563)
Total other expense	(3,646)	(2,541)	(6,789)	(4,563)

Net loss before taxes	(16,414)	(10,223)	(34,107)	(26,216)

Income tax benefit	-	-	-	-

Net loss	$(16,414)	$(10,223)	$(34,107)	$(26,216)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	99,765,421	99,765,421	99,765,421	99,765,421

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,107)	$(26,216)
Changes in operating assets and liabilities:
Prepaid expenses	(3,987)	(6,846)
Accounts payable and accrued expenses	31,305	28,499
Accrued interest - related party	6,789	4,563
Net Cash Used in Operating Activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Note payable - related party	$28,310	$26,883

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Going concern and Liquidity Considerations

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of $188,849. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3 - PREPAID EXPENSE

Prepaid expenses at June 30, 2017 and December 31, 2016 consist of the following:

	June 30,	December 31,
	2017	2016

OTC Markets fees	$8,333	$3,333
Professional fees	-	1,013
	$8,333	$4,346

NOTE 4 - RELATED-PARTY TRANSACTIONS

Note Payable

During the six months ended June 30, 2017 and 2016, a corporation controlled by the company's officers paid operating expenses totaling $28,310 and $17,910 on behalf of the Company, respectively. Unpaid balances are due on demand and accrue an annual interest rate of 12%.

Note payable and accrued interest at June 30, 2016 and December 31, 2016 consist of the following:

	June 30, 2017	December 31, 2016
Note payable	$125,181	$96,871
Accrued interest	$21,085	$14,296

For the six months ended June 30, 2017 and 2016, interest expense was $6,789 and $4,563, respectively. The Company plans to pay the note payable and accrued interest as cash flows become available.

Other

The Company utilizes home office space at the residence of our President to conduct activities at no charge.

NOTE 5 – SUBSEQUENT EVENTS

On July 12, 2017, the Company entered into a Debt Conversion Agreement with Nexus BioFuel Inc., a corporation controlled by the company’s officers, to convert $135,316 of debt and accrued interest into 13,531,600 shares of Common Stock.

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

Results of Operations

During the six months ended June 30, 2017, we incurred operating expenses of $34,107, compared to operating expenses of $26,216 incurred during the six months ended June 30, 2016. Operating expenses consist of professional fees and general and administrative expenses primarily for maintaining reporting status with the Securities and Exchange Commission.

For the Three months ended June 30, 2017 compared to three months ended June 30, 2016.

	Three Months Ended June 30,
	2017	2016	Changes
Revenue	$-	$-	$-
Total operating expenses	12,768	7,682	(5,086)
Other expenses	3,646	2,541	(1,105)
Net loss	$(16,414)	$(10,223)	$(6,191)

Our operating expenses, for the three months ended June 30, 2017 were $12,768 compared to $7,682 for the same period in 2016. The increase in operating expenses was primarily as a result of increase in transfer agent fees.

We incurred a net loss of $16,414 and $10,223 for the three months ended June 30, 2017 and June 30, 2016, respectively.

For the Six months ended June 30, 2017 compared to six months ended June 30, 2016.

	Six Months Ended June 30,
	2017	2016	Changes
Revenue	$-	$-	$-
Total operating expenses	27,318	21,653	(5,665)
Other expenses	6,789	4,563	(2,226)
Net loss	$(34,107)	$(26,216)	$(7,891)

Our operating expenses, for the six months ended June 30, 2017 were $27,318 compared to $21,653 for the same period in 2016. The increase in operating expenses was primarily as a result of increase in transfer agent fees.

We incurred a net loss of $34,107 and $26,216 for the six months ended June 30, 2017 and June 30, 2016, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2017 and December 31, 2016, respectively.

Working Capital

	June 30, 2017	December 31, 2016	Changes
Total Current Assets	$8,333	$4,346	$3,987
Total Current Liabilities	155,374	117,280	(38,094)
Working Capital Deficiency	$(147,041)	$(112,934)	$(34,107)

Cash Flows

	Six Months ended June 30, 2017	Six Months ended June 30, 2016
Net cash used in operating activities	$-	$-
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$-	$-
Increase (Decrease) in cash	$-	$-

As at June 30, 2017 our company’s cash balance was $0 and total assets were $8,333. As at December 31, 2016, our company’s cash balance was $0 and total assets were $4,346.

As at June 30, 2017, our company had total liabilities of $155,374, compared with total liabilities of $117,280 as at December 31, 2016.

As at June 30, 2017, our company had working capital deficiency of $147,041 compared with working capital deficiency of $112,934 as at December 31, 2016, an increase of $34,107. This was driven by the increase in amounts due to a related party for paying the company’s operating expenses.

Cash Flow from Operating Activities

Net cash used in operating activities was $0 for the six months ended June 30, 2017 and 2016. For the six months ended June 30, 2017, we had a net loss of $34,107, which was increased by a change in prepaid expenses of $3,987, and reduced by $2,995 for increase in accounts payable and $35,099 for increase in amounts due to a related party. During the six months ended June 30, 2016, we had a net loss of $26,216, which was increased by an increase in prepaid expenses of $6,846, and reduced by $1,616 for increase in accounts payable and accrued expenses and $31,446 for increase in amounts due to a related party.

Cash Flow from Investing Activities

We did not use any cash in investing activities for the six months ended June 30, 2017 and 2016.

Cash Flow from Financing Activities

We did not have any cash provided from financing activities for the six months ended June 30, 2017 and 2016.

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

Capital Resources

We had no material commitments for capital expenditures as of June 30, 2017 and 2016.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of June 30, 2017, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, are not functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2017.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

__________

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

ARIEL CLEAN ENERGY, INC.
(Registrant)

Dated: August 4, 2017	/s/ Robert Morrison
Robert Morrison
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

