Form 10-Q
period 2017-09-30
Ariel Clean Energy, Inc.
filed 2017-11-13
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

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

113,296,421 common shares issued and outstanding as of November 10, 2017

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARIEL CLEAN ENERGY, INC. INDEX TO INTERIM FINANCIAL STATEMENTS UNAUDITED

ARIEL CLEAN ENERGY, INC.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current Assets
Prepaid expenses	$5,833	$4,346
Total Current Assets	5,833	4,346

TOTAL ASSETS	$5,833	$4,346

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$233	$6,113
Accrued interest - related party	24,920	14,296
Note payable - related party	133,530	96,871
Total Current Liabilities	158,683	117,280

TOTAL LIABILITIES	158,683	117,280

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Common stock Class A: 1,000,000,000 authorized; $0.000006 par value; 99,765,421 shares issued and outstanding	599	599
Common stock Class B: 200,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Additional paid-in capital	41,209	41,209
Accumulated deficit	(194,658)	(154,742)
Total Stockholders' Deficit	(152,850)	(112,934)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,833	$4,346

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative	2,500	4,361	13,959	11,778
Professional fees	(526)	4,000	15,333	18,236
Total operating expenses	1,974	8,361	29,292	30,014

Loss from operations	(1,974)	(8,361)	(29,292)	(30,014)

Other expense
Interest expense	(3,835)	(2,686)	(10,624)	(7,249)
Total other expense	(3,835)	(2,686)	(10,624)	(7,249)

Net loss before taxes	(5,809)	(11,047)	(39,916)	(37,263)

Net loss	$(5,809)	$(11,047)	$(39,916)	$(37,263)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	99,765,421	99,765,421	99,765,421	99,765,421

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,916)	$(37,263)
Changes in operating assets and liabilities:
Prepaid expenses	(1,487)	(4,346)
Accounts payable and accrued expenses	30,779	34,360
Accrued interest - related party	10,624	7,249
Net Cash Used in Operating Activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	$-	$31

Non-cash financing transactions:
Note payable - related party	$36,659	$29,923

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Going concern and Liquidity Considerations

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of $194,658. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3 - PREPAID EXPENSE

Prepaid expenses at September 30, 2017 and December 31, 2016 consist of the following:

	September 30,	December 31,
	2017	2016

OTC Markets fees	$5,833	$3,333
Professional fees	-	1,013
	$5,833	$4,346

NOTE 4 - RELATED-PARTY TRANSACTIONS

Note Payable

During the nine months ended September 30, 2017 and 2016, a corporation controlled by the company's officers paid operating expenses totaling $36,659 and $29,923 on behalf of the Company, respectively. Unpaid balances are due on demand and accrue an annual interest rate of 12%.

Note payable and accrued interest at September 30, 2017 and December 31, 2016 consist of the following:

	September 30, 2017	December 31, 2016
Note payable	$133,530	$96,871
Accrued interest	$24,920	$14,296

For the nine months ended September 30, 2017 and 2016, interest expense was $10,624 and $7,249, respectively. The Company plans to pay the note payable and accrued interest as cash flows become available.

Other

The Company utilizes home office space at the residence of our President to conduct activities at no charge.

NOTE 5 – SUBSEQUENT EVENTS

On July 12, 2017, the Company entered into a Debt Conversion Agreement with Nexus BioFuel Inc., a corporation controlled by the company’s officers, to convert $135,316 of debt and accrued interest into 13,531,000 shares of Common Stock. On November 9, 2017, the Company issued the 13,531,000 shares of common stock to settle the debt.

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

Results of Operations

Since inception, we have not earned any revenue. During the Nine months ended September 30, 2017, we incurred operating expenses of $29,292, compared to operating expenses of $30,014 incurred during the Nine months ended September 30, 2016. Operating expenses consist of professional fees and general and administrative expenses primarily for maintaining reporting status with the Securities and Exchange Commission.

For the Three months ended September 30, 2017 compared to three months ended September 30, 2016.

	Three Months Ended September 30,
	2017	2016	Changes
Revenue	$-	$-	$-
Total operating expenses	1,974	8,361	(6,387)
Other expenses	3,835	2,686	1,149
Net loss	$5,809	$11,047	$(5,238)

Our operating expenses, for the three months ended September 30, 2017 were $1,974 compared to $8,361 for the same period in 2016. The decrease in operating expenses was primarily as a result of reduced professional fees.

We incurred a net loss of $5,809 and $11,047 for the three months ended September 30, 2017 and September 30, 2016, respectively.

For the Nine months ended September 30, 2017 compared to Nine months ended September 30, 2016.

	Nine Months Ended September 30,
	2017	2016	Changes
Revenue	$-	$-	$-
Total operating expenses	29,292	30,014	(722)
Other expenses	10,624	7,249	3,375
Net loss	$39,916	$37,263	$2,653

Our operating expenses, for the Nine months ended September 30, 2017 were $29,292 compared to $30,014 for the same period in 2016.

We incurred a net loss of $39,916 and $37,263 for the Nine months ended September 30, 2017 and September 30, 2016, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2017 and December 31, 2016, respectively.

Working Capital

	September 30, 2017	December 31, 2016	Changes
Total Current Assets	$5,833	$4,346	$1,487
Total Current Liabilities	158,683	117,280	41,403
Working Capital Deficiency	$152,850	$112,934	$39,916

Cash Flows

	Nine Months ended September 30, 2017	Nine Months ended September 30, 2016
Net cash used in operating activities	$-	$-
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$-	$-
Increase (Decrease) in cash	$-	$-

As at September 30, 2017 our company’s cash balance was $0 and total assets were $5,833. As at December 31, 2016, our company’s cash balance was $0 and total assets were $4,346.

As at September 30, 2017, our company had total liabilities of $158,683, compared with total liabilities of $117,280 as at December 31, 2016.

As at September 30, 2017, our company had working capital deficiency of $152,850 compared with working capital deficiency of $112,934 as at December 31, 2016, an increase of $39,916. This was driven by the increase in amounts due to a related party for paying the company’s operating expenses.

Cash Flow from Operating Activities

Net cash used in operating activities was $0 for the nine months ended September 30, 2017 and 2016. For the Nine months ended September 30, 2017, we had a net loss of $39,916, which was increased by a change in prepaid expenses of $1,487 and reduced by $30,779 for increase in accounts payable and $10,624 for increase in amounts due to a related party. During the Nine months ended September 30, 2016, we had a net loss of $37,263, which was increased by an increase in prepaid expenses of $4,346, and reduced by $34,360 for increase in accounts payable and accrued expenses and $7,249 for increase in amounts due to a related party.

Cash Flow from Investing Activities

We did not use any cash in investing activities for the nine months ended September 30, 2017 and 2016.

Cash Flow from Financing Activities

We did not have any cash provided from financing activities for the nine months ended September 30, 2017 and 2016.

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

Capital Resources

We had no material commitments for capital expenditures as of September 30, 2017 and 2016.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of September 30, 2017, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of September 30, 2017.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

_____________

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

ARIEL CLEAN ENERGY, INC.
(Registrant)

Dated: November 13, 2017	/s/ Robert Morrison
Robert Morrison
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

