Form 10-K
period 2017-12-31
Ariel Clean Energy, Inc.
filed 2018-04-17
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-54159

ARIEL CLEAN ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1209978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

86 Broad St., 19th Floor, New York, NY	10004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (347) 690-5187

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 30, 2017, was $162,076 based on a $0.0082 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

113,296,421 common shares as of April 13, 2018.

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

General Overview

Ariel Clean Energy Inc. began its existence as Pacific Development Corporation, incorporated under the laws of State of Colorado on September 21, 1992 (“Pacific”). On March 23, 2000, through a re-incorporation, Pacific and Cheshire Holdings, Inc. were merged into a single corporation existing under the laws of the State of Delaware, with Cheshire Holdings, Inc. being the surviving corporation. The name of the surviving corporation was changed to Cheshire Distributors, Inc. On July 17, 2003, Cheshire Distributors, Inc. changed its name to LMIC, Inc. (“LMIC”). LMIC through its wholly owned subsidiary LMIC Manufacturing, Inc. was a contract electronics manufacturing services firm. On August 3, 2012, we restated our certificate of incorporation and bylaws, including but not limited to changing our name from LMIC, Inc. to Z Holdings Group, Inc. On October 31, 2012, we merged with and into Big Time Acquisition, Inc. (“Predecessor”), a Delaware Form 10 blank check company that was controlled by our majority shareholders with the same sole officer and director, and we became successor registrant pursuant to Rule 12g-3 of the Securities Exchange Act (“Exchange Act”). Currently, the company plans to acquire or merge with an operating business, although the Company has no specific businesses it has targeted.

The total number of authorized shares of all classes of capital stock of the Company is 1,250,000,000 shares, consisting of: 1,000,000,000 shares of Class A Common Stock, $0.000006 par value per share (“Class A Common Stock”), 200,000,000 shares of Class B Common Stock, $0.000006 par value per share (“Class B Common Stock” and together with the Class A Common Stock, collectively the “Common Stock”) and 50,000,000 shares of Preferred Stock, $0.000006 par value per share. The number of authorized shares of Class A Common Stock or Class B Common Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of capital stock representing a majority of the voting power of all the then outstanding shares of capital stock of the corporation entitled to vote thereon, irrespective of the provisions of Section 242(b)(2) of the General Corporation Law.

On May 6, 2005, LMIC filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Southern District of New York (case no. 05-13274) and subsequently converted to Chapter 7 on June 30, 2005. The Company’s assets were transferred to a United States Trustee and the Company terminated its business operations. The Bankruptcy Trustee disposed of substantially all the assets of the Company. On February 23, 2009, the Trustee for LMIC filed a notice of motion for the sale of the Company’s corporate entity through the sale of 80,000,000 restricted shares of the Company’s authorized yet unissued common stock to Moorpark Limited, LLC, a Rhode Island Limited Liability Company (“Moorpark”). The accounts of the former subsidiary of LMIC were not included in the sale and have not been carried forward.

On March 31, 2009, pursuant to 11 USC Section 363, a judgment order was issued allowing the Trustee to sell and transfer all of his right, title and interest in eighty million shares of restricted common stock of LMIC. to Moorpark. In addition, the federal court order allowed Moorpark to file any and all documents with the SEC that may be required to bring Z Holdings, Inc. into good standing.

On September 19, 2008, the Trustee sold 80,000,000 shares of restricted common voting stock to Moorpark in certificated form. On April 16, 2009, the Trustee abandoned all of his rights and interest in the corporate charter and bylaws of the Registrant. On June 9, 2009, by the requisite vote of the majority of the shareholders by written consent in lieu of a shareholder meeting pursuant to Delaware General Corporate Laws, Scot Scheer was appointed our sole officer and director.

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

On September 5, 2014, we experienced a change in control, whereas our former control shareholder Moorpark Limited, LLC sold their controlling shares to SeaMorri Financial Partners, LLC (“SeaMorri”). As a result of the change in control, former management of the Company voluntarily resigned from their position(s) pursuant to the terms and conditions of a share purchase agreement attached to the 8-K filed on September 9, 2014, as Exhibit 10.1.

On July 15, 2015, our company’s Board of Directors approved to amend the Articles of Incorporation to change the Company’s name from Z Holdings, Inc. to Ariel Clean Energy Inc.

As of the most recent audited period, our Company has generated no revenues or earnings from operations, possesses no significant assets or financial resources, and has no cash on hand. The Independent Auditor’s Report to our financial statements for the year ended December 31, 2017, are included in this report. The Independent Auditor’s Report to the Company’s financial statements indicates that there are a number of factors that raise substantial doubt about the Company’s ability to continue as a going concern. Such doubts identified in the report include the fact (i) that the Company has not established any source of revenue to cover its operating costs; (ii) that the Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; (iii) that the Company will offer noncash consideration and seek equity lines as a means of financing its operations; (iv) that if it the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

The Company is an “emerging growth company” (“EGC”), that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (the JOBS Act). The JOBS Act eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commission’s (SEC’s) reporting and disclosure rules (See Emerging Growth Companies Section Below). The Company has elected December 31 as its fiscal year end.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are listed for quotation on the OTCQB of the OTC Markets under the symbol “ACEZ”. Shares of our common stock are thinly traded on the OTCQB.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High	Low
December 31, 2017	$0.025	$0.011
September 30, 2017	$0.0199	$0.008
June 30, 2017	$0.011	$0.01
March 31, 2017	$0.07	$0.01
December 31, 2016	$0.03	$0.02
September 30, 2016	$0.09	$0.01
June 30, 2016	$0.03	$0.01
March 31, 2016	$0.04	$0.03
December 31, 2015	$0.04	$0.04

As of December 31, 2017, 113,296,421 shares of our Class A Common stock were issued and outstanding to approximately 213 shareholders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2017 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2017.

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

Results of Operations

Since inception, we have not earned any revenue. During the year ended December 31, 2017, we incurred operating expenses of $37,149, compared to operating expenses of $36,043 incurred during the year ended December 31, 2016. Operating expenses consist of professional fees and general and administrative expenses primarily for maintaining reporting status with the Securities and Exchange Commission. We incurred a net loss of $41,527 and $46,148 for the years ended December 31, 2017 and 2016, respectively.

	Year Ended December 31,
	2017	2016	Changes
Revenue	$-	$-	$-
Total operating expenses	37,149	36,043	(1,106)
Other expenses	4,378	10,105	5,727
Net loss	$(41,527)	$(46,148)	$4,621

Liquidity and Financial Condition

Working Capital

	December 31, 2017	December 31, 2016	Changes
Total Current Assets	$3,333	$4,346	$(1,013)
Total Current Liabilities	22,484	117,280	94,796
Working Capital Deficiency	$(19,151)	$(112,934)	$93,783

Cash Flows

Year Ended
December 31
	2017	2016
Net cash used in operating activities	$-	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net increase (decrease) in cash during period	$-	$-

As at December 31, 2017 our company’s cash balance was $0 and total assets were $3,333. As at December 31, 2016, our company’s cash balance was $0 and total assets were $4,346.

Our total current liabilities as of December 31, 2017 were $22,484 as compared to total current liabilities of $117,280 as of December 31, 2017. The decrease was primarily due to the issuance of 13,531,000 shares of common stock at $0.01 per share to repay $135,310 of debt and accrued interest due to a corporation controlled by the Company’s officers during the year.

As at December 31, 2017, our company had working capital deficiency of $19,151 compared with working capital deficiency of $112,934 as at December 31, 2016, an increase in working capital of $93,783. This was driven by the decrease in amounts due to a related party through repayment from the issuance of shares during the year.

Operating Activities

Net cash used in operating activities was $0 for the years ended December 31, 2017 and 2016. For the year ended December 31, 2017, we had a net loss of $41,527, which was reduced by a decrease in prepaid expenses of $1,013, an increase in notes payable due to related party of $40,980 and an increase in accrued interest due to related party of $4,379, and was increased by a decrease in accounts payable and accrued expense of $4,845. During the year ended December 31, 2016, we had a net loss of $46,148, which was increased by an increase in prepaid expenses of $1,846 and reduced by $37,889 for increase in accounts payable and accrued expenses and $10,105 for increase in amounts due to a related party.

Investing Activities

We did not use any cash in investing activities for the years ended December 31, 2017 and 2016.

Financing Activities

We did not have any cash provided from financing activities for the years ended December 31, 2017 and 2016.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Our auditors have issued a going concern opinion on our audited financial statements for the year ended December 31, 2017. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain sufficient debt or equity financing to fund our operating expenses. This is because we have not commenced planned principal operations. We have no actual or potential revenue source. There is no assurance we will ever reach this point. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data.

To the shareholders and the board of directors of Ariel Clean Energy Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Ariel Clean Energy Inc. (the "Company") as of December 31, 2017, the related statements of operations, stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of December 31, 2016, and for the year then ended, were audited by other auditors whose report dated March 13, 2017, expressed an unqualified opinion on those statements. We also audited the adjustments described in Note 7 that were applied to restate the 2016 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

This is our first year of service as the Company’s auditor

Vancouver, Canada

April 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Ariel Clean Energy, Inc.

25 Broadway 9th Floor

New York, NY 10004

We have audited the accompanying balance sheet of Ariel Clean Energy, Inc. (the “Company”) as of December 31, 2016 and the related statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative operating cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 13, 2017

ARIEL CLEAN ENERGY, INC.

Balance Sheets

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets
Prepaid expenses	$3,333	$4,346
Total Current Assets	3,333	4,346

TOTAL ASSETS	$3,333	$4,346

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,268	$6,113
Accrued interest - related party	1,241	14,296
Note payable - related party	19,975	96,871
Total Current Liabilities	22,484	117,280

TOTAL LIABILITIES	22,484	117,280

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Common stock Class A: 1,000,000,000 authorized; $0.000006 par value; 113,296,421 and 99,765,421 shares issued and outstanding, respectively	680	599
Common stock Class B: 200,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Additional paid-in capital	176,438	41,209
Accumulated deficit	(196,269)	(154,742)
Total Stockholders' Deficit	(19,151)	(112,934)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,333	$4,346

The accompanying notes are an integral part of these financial statements.

ARIEL CLEAN ENERGY, INC.

Statements of Operations

	For the Years Ended
	December 31,
	2017	2016

Operating Expenses
General and administrative	$16,981	$14,507
Professional fees	20,168	21,536
Total operating expenses	37,149	36,043

Loss from operations	(37,149)	(36,043)

Other expense
Interest expense	(4,378)	(10,105)
Total other expense	(4,378)	(10,105)

Net loss	$(41,527)	$(46,148)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	105,808,032	99,750,097

The accompanying notes are an integral part of these financial statements.

ARIEL CLEAN ENERGY, INC.

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2017 and 2016

	Preferred Stock		Common Stock
	Shares	Amount	Shares (restated -note 7)	Amount	Additional Paid in Capital	Accumulated Deficit	Total

January 1, 2016	-	$-	99,765,421	$599	$41,209	$(108,594)	$(66,786)

Net loss	-	-	-	-	-	(46,148)	(46,148)
December 31, 2016	-	-	99,765,421	599	41,209	(154,742)	(112,934)

Settlement of debt (note 6)			13,531,000	81	135,229	-	135,310
Net loss	-	-	-	-	-	(41,527)	(41,527)
December 31, 2017	-	$-	113,296,421	$680	$176,438	$(196,269)	$(19,151)

The accompanying notes are an integral part of these financial statements

ARIEL CLEAN ENERGY, INC.

Statements of Cash Flows

	For the Years Ended
	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,527)	$(46,148)
Changes in operating assets and liabilities:
Prepaid expenses	1,013	(1,846)
Accounts payable and accrued expenses	(4,845)	37,889
Notes payable – related party	40,980	-
Accrued interest – related party	4,379	10,105
Net Cash Used in Operating Activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	$400	$31

Non-cash financing transactions:
Note payable - related party	$40,981	$35,286
Conversion of related party note and accrued interest to common shares	$135,310	$-

The accompanying notes are an integral part of these financial statements

ARIEL CLEAN ENERGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Our Current Business

We are currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet begun negotiations or entered into any definitive agreements for potential new business opportunities.

Going concern and Liquidity Considerations

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of $196,269. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments

As required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. The Company does not have any financial instruments subject to fair value measurements.

The Company's financial instruments consist primarily of accounts payable and accrued expenses, and related party loans. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and interest rates that approximate market interest rates for similar instruments.

Concentrations of Credit Risks

The Company’s financial instruments are not exposed to concentrations of credit risk.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 6).

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As at December 31, 2017 and 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions. (See Note 5)

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. During the years ended December 31, 2017 and 2016, the Company had no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - PREPAID EXPENSE

Prepaid expenses at December 31, 2017 and 2016 consist of the following:

	December 31,	December 31,
	2017	2016

OTC Markets fees	$3,333	$3,333
Professional fees	-	1,013
	$3,333	$4,346

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

No preferred stock was issued or outstanding as at December 31, 2017 and 2016.

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

On November 9, 2017, the Company issued 13,531,000 shares of common stock at $0.01 per share to repay $135,310 of debt and accrued interest due to a corporation controlled by the company’s officers (note 6).

There were 113,296,421 shares and 99,765,421 shares of Class A common stock issued and outstanding at December 31, 2017 and 2016, respectively.

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

There was no Class B Common Stock issued or outstanding as at December 31, 2017 and 2016.

NOTE 5 - INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.

	December 31	December 31
	2017	2016
Net loss for the year	$(41,527)	$(46,148)
Effective Tax rate	34%	34%
Tax Recovery	(14,119)	(15,690)
Effect of change in tax rates	25,515	-
Increase (Decrease) in Valuation Allowance	(11,396)	15,690
Net deferred asset	$-	$-

We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2017 and 2016 is as follows:

	December 31	December 31
	2017	2016
Net operating loss carryforward	$41,216	$52,612
Less: Valuation Allowance	(41,216)	(52,612)
Net deferred asset	$-	$-

The Company has not filed tax returns from inception to December 31, 2017. All tax years are subject to examination by the tax authority.

At December 31, 2017, the Company has estimated that $196,000 in net operating losses (“NOLs”), on completion of the Company’s tax filings, would be available to offset future taxable income, which would expire between 2032 and 2037. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations following greater than 50% ownership changes.

NOTE 6 - RELATED-PARTY TRANSACTIONS

Note Payable

During the years ended December 31, 2017 and 2016, a corporation controlled by the Company's officers paid operating expenses totaling $40,981 and $35,286, respectively on behalf of the Company. Unpaid balances are due on demand and accrue an annual interest rate of 12%. During the year ended December 31, 2017, the Company settled principal of notes payable to a related party for $117,876 and accrued interest of $17,433 through the issue of 13,531,000 shares of common stock with a fair value of $0.01 (2016: nil). The fair value of each share of common stock was determined with reference to the trading price of the Company’s stock on the date the shares were issued.

Note payable and accrued interest at December 31, 2017 and 2016 consist of the following:

	December 31, 2017	December 31, 2016
Note payable	$19,975	$96,871
Accrued interest	$1,241	$14,296

For the years ended December 31, 2017 and 2016, interest expense was $4,378 and $10,105, respectively. The Company intends to repay the note payable and accrued interest as cash flows become available.

NOTE 7 – RESTATEMENT

During the year, management identified that the 2003 reverse stock split did not correctly include 15,324 shares of common stock. Accordingly the opening shares of common stock outstanding as at December 31, 2015 and 2016 was increased to 99,765,421. The increase in outstanding shares of common stock did not impact basic or diluted loss per share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On December 29, 2017, our company dismissed its independent public accounting firm, Malone Bailey, LLP effective that date.

The reports of Malone Bailey on the financial statements of our company for the past two fiscal years ended December 31, 2017 and 2016, the subsequent interim periods thereto, and through December 29, 2017, (a) did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, with the exception of providing a qualification as to our company’s ability to continue as a going concern in our company’s financial statements for the fiscal year ended December 31, 2017, and the subsequent interim periods thereto, (b) contained an opinion that management did not maintain effective internal control over financial reporting, and (c) there were no other “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K, .

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer, who is also our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer concluded as of December 31, 2017 that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our Chief Executive Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework and SEC guidance on conducting such assessments.

Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of majority of independent members; (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; (4) ineffective controls over year end financial disclosure and reporting processes; and (5) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Robert Morrison	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	75	September 5, 2014
Delbert Seabrook	Vice President and Director	47	July 7, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Robert Morrison – President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Mr. Robert Morrison has extensive business and managerial experience stemming from his extensive work throughout the years with various companies. After his honorable release from the Royal Canadian School of Engineering in 1965, he served as a business consultant for 15 years until he was appointed CEO and Chairman of Post Career Habitats, Inc. Mr. Morrison served as CEO for three years until he stepped down in 1984 to become a contract engineer for the Loram International Ltd., where he worked until 1987. Following his tenure with Loram International Ltd., Mr. Morrison again served as a personal business consultant. He continued to serve as such until 2007, at which time he was appointed CEO of Greenlab Energy Canada, Inc., a position in which he served until 2009. Mr. Morrison remains one of the company’s shareholders. While serving as of Greenlab Energy Canada’s CEO, Mr. Morrison was also the Managing Director of Greenlab Global Qatar LLC. Greenlab Global Qatar LLC is a company focused on providing free zone equity opportunity, governance and international funding to a number of geographically strategic key national production and process plant operations companies. In 2014, Mr. Morrison retired from the position at Greenlab Global.

Delbert Seabrook – Vice President, Secretary and Director

Mr. Delbert Seabrook’s business experience began with his role as Managing Director of ASG Telecom, (Alexander’s Group Telecommunications, Inc.) a position he held from 2002-2014. Mr. Seabrook owned his own company (S.W.C., Rogers Canada) which he sold in 2009. From 1994-2012, Mr. Seabrook has served as CEO of Nexus BioFuel Inc., a company focused on chemical solutions to break down waste products, and Chairman from 2012-2014.

We believe Messrs. Morrison and Seabrook are qualified to serve on our board of directors because of their knowledge of our company’s history and current operations, which they gained from working for our company as described above, in addition to their business experiences as described above.

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

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock. Such officers, directors and persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

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

Board and Committee Meetings

Our board of directors currently consists of two members, Robert Morrison and Delbert Seabrook. Our board of directors held one formal meeting during the year ended December 31, 2017. Until we develop a more comprehensive board of directors, we anticipate that all proceedings will be conducted by resolutions to which all of the directors consent in writing, and filed with the minutes of the proceedings of the directors. Such resolutions are valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2017 and 2016; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)

Robert Morrison President, CEO, CFO,	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary Treasurer and Director	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Delbert Seabrook	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Vice President and Director	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2017 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2017 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 21, 2018, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Robert Morrison(2) 25 Broadway 9th Floor, New York NY 10004	80,000,000 Common Shares Indirect Ownership	70.61%
Delbert Seabrook(2) 25 Broadway 9th Floor, New York NY 10004	80,000,000 Common Shares Indirect Ownership	70.61%
Directors and Executive Officers as a Group	80,000,000 Common Shares	70.61%
SeaMorri Financial Partners, LLC 1332 North Halsted St., Suite 100, Chicago, IL 60642	80,000,000 Common Shares Direct Ownership	70.61%
Nexus Biofuel PO Box 2123 Station R Kelowna, BC V1K 4K5	13,531,000 Common Shares Direct Ownership	11.94%

____________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 21, 2017. As of March 21, 2017 there were 113,296,421 shares of our company’s common stock issued and outstanding.

(2)	Represents shares of common stock owned by SeaMorri Financial Partners LLC. Robert Morrison and Delbert Seabrook are deemed the indirect beneficial owners of these shares of common stock since they have voting and investment control over the shares as the managing members of SeaMorri.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 201, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2017 and for fiscal year ended December 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2017	December 31, 2016
Audit Fees	$11,000	$10,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$11,000	$10,000

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

_________

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ARIEL CLEAN ENERGY, INC.
(Registrant)

Dated: April 17, 2018	/s/ Robert Morrison
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

Dated: April 17, 2018	/s/ Robert Morrison
Robert Morrison
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: April 17, 2018	/s/ Delbert Seabrook
Delbert Seabrook
Vice President, Secretary and Director

