Form 10-Q
period 2018-03-31
Ariel Clean Energy, Inc.
filed 2018-05-15
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

113,296,421 common shares issued and outstanding as of May 14, 2018.

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARIEL CLEAN ENERGY, INC. INDEX TO INTERIM FINANCIAL STATEMENTS UNAUDITED

ARIEL CLEAN ENERGY, INC.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current Assets
Prepaid expenses	$833	$3,333
Total Current Assets	833	3,333

TOTAL ASSETS	$833	$3,333

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$7,182	$1,268
Accrued interest - related party	1,857	1,241
Note payable - related party	21,314	19,975
Total Current Liabilities	30,353	22,484

TOTAL LIABILITIES	30,353	22,484

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Common stock Class A: 1,000,000,000 authorized; $0.000006 par value; 113,296,421 shares issued and outstanding	680	680
Common stock Class B: 200,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Additional paid-in capital	176,438	176,438
Accumulated deficit	(206,638)	(196,269)
TOTAL STOCKHOLDERS’ DEFICIT	(29,520)	(19,151)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$833	$3,333

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Operating Expenses
General and administrative	$2,572	$3,654
Professional fees	7,182	10,896
Total operating expenses	9,754	14,550

Loss from operations	(9,754)	(14,550)

Other expenses
Interest expenses	(616)	(3,143)
Total other expenses	(616)	(3,143)

Net loss	$(10,370)	$(17,693)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	113,296,421	99,750,097

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,369)	$(17,693)
Changes in operating assets and liabilities:
Prepaid expenses	2,500	(6,487)
Accounts payable and accrued liabilities	5,914	21,037
Notes payable - related party	1,339	-
Accrued interest - related party	616	3,143
Net Cash Used in Operating Activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Note payable - related party	$1,339	$21,006

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS, AND GOING CONCERN

Ariel Clean Energy Inc. (“Ariel” or “the Company”) is currently seeking new business opportunities with established business entities for merger with or acquisition of a target business.

Going concern

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2017, as filed with the SEC on April 17, 2018.

NOTE 3 - RELATED-PARTY TRANSACTIONS

Note Payable

During the three months ended March 31, 2018 and 2017, a corporation controlled by the Company's officers paid operating expenses totaling $1,339 and $21,006 on behalf of the Company, respectively. Unpaid balances are due on demand and with an annual interest rate of 12%. Note payable and accrued interest at March 31, 2018 and December 31, 2017 consist of the following:

	March 31,	December 31,
	2018	2017
Note payable	$21,314	$19,975
Accrued interest	$1,857	$1,241

For the three months ended March 31, 2018 and 2017, interest expense was $616 and $3,143, respectively. The Company plans to pay the note payable and accrued interest as cash flows become available.

Other

The Company utilizes home office space at the residence of the President of the Company to conduct activities at no charge.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business - Risk Factors" section in our Annual Report on Form 10-K, as filed on April 17, 2018. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Management of our company believes that there are benefits to being a reporting company with a class of securities quoted on the OTC Markets, such as: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock awards or options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States’ capital market.

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

Results of Operations

Since inception, we have not earned any revenue. During the three months ended March 31, 2018, we incurred operating expenses of $9,754, compared to operating expenses of $14,550 incurred during the three months ended March 31, 2017. Operating expenses consist of professional fees and general and administrative expenses primarily for maintaining reporting status with the Securities and Exchange Commission.

For the Three months ended March 31, 2018 compared to three months ended March 31, 2017.

	Three Months Ended
	March 31,
	2018	2017	Changes
Revenue	$-	$-	$-
Total operating expenses	9,754	14,550	4,796
Other expenses	616	3,143	2,527
Net loss	$(10,370)	$(17,693)	$7,323

Our operating expenses, for the three months ended March 31, 2018 were $9,754 compared to $14,550 for the same period in 2017. The decrease in operating expenses was primarily as a result of reduced professional fees.

We incurred a net loss of $10,370 and $17,693 for the three months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2018 and December 31, 2017, respectively.

Working Capital

	March 31,	December 31,
	2018	2017	Changes
Total Current Assets	$833	$3,333	$(2,500)
Total Current Liabilities	30,353	22,484	(7,869)
Working Capital Deficiency	$(29,520)	$(19,151)	$(10,369)

Cash Flows

Three Months Ended
March 31,
	2018	2017

Cash Flows Used in Operating Activities	$-	$-
Cash Flows Provided by Financing Activities	-	-
Net Increase (Decrease) in Cash During Period	$-	$-

As at March 31, 2018 our company’s cash balance was $0 and total assets were $833. As at December 31, 2017, our company’s cash balance was $0 and total assets were $3,333.

As at March 31, 2018, our company had total current liabilities of $30,353, compared with total current liabilities of $22,484 as at December 31, 2017.

As at March 31, 2018, our company had working capital deficiency of $29,520 compared with working capital deficiency of $19,151 as at December 31, 2017, an increase of $10,369. This was driven by the increase in accounts payable and amounts due to a related party for paying the company’s operating expenses.

Operating Activities

Net cash used in operating activities was $0 for the three months ended March 31, 2018 and 2017. For the three months ended March 31, 2018, we had a net loss of $10,369, which was reduced by a net change in operating assets and liabilities of $10,369. During the three months ended March 31, 2017, we had a net loss of $17,693, which was reduced by a net change in operating assets and liabilities of $17,693.

Investing Activities

We did not use any cash in investing activities for the three months ended March 31, 2018 and 2017.

Financing Activities

We did not have any cash provided from financing activities for the three months ended March 31, 2018 and 2017.

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

Capital Resources

We had no material commitments for capital expenditures as of March 31, 2018.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of March 31, 2018, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2018.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
(32)	Section 1350 Certifications
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101**	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

ARIEL CLEAN ENERGY, INC.
(Registrant)

Dated: May 15, 2018	/s/ Robert Morrison
Robert Morrison
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

