Form 10-Q
period 2018-06-30
Ariel Clean Energy, Inc.
filed 2020-05-07
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes     ☒  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

113,296,421 common shares issued and outstanding as of May 5, 2020.

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ARIEL CLEAN ENERGY, INC. INDEX TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ARIEL CLEAN ENERGY, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Prepaid expenses	$-	$3,333
Total current assets	-	3,333
Total assets	$-	$3,333

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$12,997	$1,268
Accrued interest - related party	2,568	1,241
Note payable - related party	23,814	19,975
Total current liabilities	39,379	22,484
Total liabilities	39,379	22,484

Shareholders' deficit:
Preferred stock: 50,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Common stock Class A: 1,000,000,000 authorized; $0.000006 par value; 113,296,421 shares issued and outstanding	680	680
Common stock Class B: 200,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Additional paid-in capital	176,438	176,438
Accumulated deficit	(216,497)	(196,269)
Total shareholders' deficit	(39,379)	(19,151)
Total liabilities and shareholders' deficit	$-	$3,333

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating expenses:
General and administrative	832	7,805	3,404	11,459
Professional fees	8,315	4,963	15,497	15,859
Total operating expenses	9,147	12,768	18,901	27,318

Loss from operations	(9,147)	(12,768)	(18,901)	(27,318)

Other expense:
Interest expense	(711)	(3,646)	(1,327)	(6,789)
Total other expense	(711)	(3,646)	(1,327)	(6,789)

Net loss	$(9,858)	$(16,414)	$(20,228)	$(34,107)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	113,296,421	99,765,421	113,296,421	99,765,421

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

For the Six Months Ended June 30, 2018

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2017	113,296,421	$680	$176,438	$(196,269)	$(19,151)
Net loss for the period	-	-	-	(10,370)	(10,370)
Balance - March 31, 2018	113,296,421	680	176,438	(206,639)	(29,521)
Net loss for the period	-	-	-	(9,858)	(9,858)
Balance - June 30, 2018	113,296,421	$680	$176,438	$(216,497)	$(39,379)

For the Six Months Ended June 30, 2017

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2016	99,765,421	$599	41,209	$(154,742)	$(112,934)
Net loss for the period	-	-	-	(17,693)	(17,693)
Balance - March 31, 2017	99,765,421	599	41,209	(172,435)	(130,627)
Net loss for the period	-	-	-	(16,414)	(16,414)
Balance - June 30, 2017	99,765,421	$599	$41,209	$(188,849)	$(147,041)

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(20,228)	$(34,107)
Changes in operating assets and liabilities:
Prepaid expenses	3,333	(3,987)
Accounts payable and accrued expenses	11,729	31,305
Notes payable - related party	3,839	-
Accrued interest - related party	1,327	6,789
Net cash used in operating activities	-	-

Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 1 -DESCRIPTION OF BUSINESS, AND GOING CONCERN

Ariel Clean Energy Inc. “Ariel” or “the Company”) is currently seeking new business opportunities with established business entities for merger with or acquisition of a target business.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10Q and Regulation SX. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: a) the financial position; b) the result of operations; and c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10K, for the year ended December 31, 2017, as filed with the SEC on April 17, 2018.

NOTE 3 - RELATED-PARTY TRANSACTIONS

Note Payable

During the six months ended June 30, 2018 and 2017, a corporation controlled by the Company's officers paid operating expenses totaling $3,839 and $28,310 on behalf of the Company, respectively. Unpaid balances are due on demand and with an annual interest rate of 12%.  For the six months ended June 30, 2018 and 2017, interest expense was $1,327 and $6,789, respectively.

Note payable and accrued interest at June 30, 2018 and December 31, 2017 consist of the following:

	June 30,	December 31,
	2018	2017
Note payable	$23,814	$19,975
Accrued interest	$2,568	$1,241

The Company plans to pay the note payable and accrued interest as cash flows become available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

The Company has not conducted any active operations during the quarter ended June 30, 2018. No revenue has been generated by the Company within such period. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to locate suitable acquisition candidates.

For the Three months ended June 30, 2018 compared to three months ended June 30, 2017.

	Three Months Ended
	June 30,
	2018	2017	Changes
Total operating expenses	$9,147	$12,768	$(3,621)
Other expenses	711	3,646	(2,935)
Net loss	$9,858	$16,414	$(6,556)

Our operating expenses, for the three months ended June 30, 2018 were $9,147 compared to $12,768 for the same period in 2017. The decrease in operating expenses was primarily as a result of reduced general and administrative expense.

We incurred a net loss of $9,858 and $16,414 for the three months ended June 30, 2018 and 2017, respectively.

For the six months ended June 30, 2018 compared with the six months ended June 30, 2017

	Six Months Ended
	June 30,
	2018	2017	Changes
Total operating expenses	$18,901	$27,318	$(8,417)
Other expenses	1,327	6,789	(5,462)
Net loss	$20,228	$34,107	$(13,879)

Our operating expenses, for the six months ended June 30, 2018 were $18,901 compared to $27,318 for the same period in 2017. The decrease in operating expenses was primarily as a result of reduced general and administrative expense.

We incurred a net loss of $20,228 and $34,107 for the six months ended June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2018 and December 31, 2017, respectively.

Working Capital

	June 30,	December 31,
	2018	2017	Changes
Total Current Assets	$-	$3,333	$(3,333)
Total Current Liabilities	39,379	22,484	16,895
Working Capital (Deficiency)	$(39,379)	$(19,151)	$(20,228)

Cash Flows

 As at June 30, 2018 our company’s cash balance was $nil and total assets were $nil. As at December 31, 2017, our company’s cash balance was $3,333 and total assets were $3,333.

As at June 30, 2018, our company had total current liabilities of $39,379, compared with total current liabilities of $22,484 as at December 31, 2017.

As at June 30, 2018, our company had working capital deficiency of $39,379 compared with working capital deficiency of $19,151 as at December 31, 2017, an increase of $20,228. This was driven by the increase in accounts payable and amounts due to a related party for paying the company’s operating expenses.

Operating Activities

Net cash used in operating activities was $nil for the six months ended June 30, 2018 and 2017. For the six months ended June 30, 2018, we had a net loss of $20,228, which was reduced by a net change in operating assets and liabilities of $20,228. During the six months ended June 30, 2017, we had a net loss of $34,107, which was reduced by a net change in operating assets and liabilities of $34,107.

Investing Activities

We did not use any cash in investing activities for the six months ended June 30, 2018 and 2017.

Financing Activities

We did not have any cash provided from financing activities for the six months ended June 30, 2018 and 2017.

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

Capital Resources

We had no material commitments for capital expenditures as of June 30, 2018.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of June 30, 2018, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2018.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer
(32)	Section 1350 Certifications
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101**	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIEL CLEAN ENERGY, INC.
(Registrant)

Dated: May 7, 2020	/s/ Delbert Seabrook
Delbert Seabrook
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

