Form 10-K
period 2018-12-31
Ariel Clean Energy, Inc.
filed 2020-05-07
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

ARIEL CLEAN ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-54159	84-1209978
(State or Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

86 Broad St., 19th Floor, New York, NY	10004
(Address of principal executive offices)	(Zip Code)

Provide a copy of communications to:

Parsons/Burnett/Bjordahl/Hume, LLP

2155 112th Ave., NE,

Bellevue, WA  98004

Registrant’s telephone number, including area code: (347) 690-5187

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.000006 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

At June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $217,420 based on the closing sale price of the registrant’s common stock on June 30, 2018 of $0.011 per share.

As of May 5, 2020, 113,296,421 shares of the registrant’s common stock, par value $0.000006, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Ariel Clean Energy, Inc.

Form 10-K

December 31, 2018

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A - “Risk Factors” of this report.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

Item 1. Business.

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

As of the most recent audited period, our Company has generated no revenues or earnings from operations, possesses no significant assets or financial resources, and has no cash on hand. The Independent Auditor’s Report to our financial statements for the year ended December 31, 2018, are included in this report. The Independent Auditor’s Report to the Company’s financial statements indicates that there are a number of factors that raise substantial doubt about the Company’s ability to continue as a going concern. Such doubts identified in the report include the fact (i) that the Company has not established any source of revenue to cover its operating costs; (ii) that the Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; (iii) that the Company will offer noncash consideration and seek equity lines as a means of financing its operations; (iv) that if it the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is anticipated that our sole officer and director will continue to manage the Company; however, any potential business combination candidate may require a change of management as a condition of the combination.

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

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. We have been reliant on a company controlled by our officer to provide financial contributions and services to keep the company operating. Further, we believe that our company may have difficulties raising capital from other sources until we locate a prospective business combination candidate through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail. We currently have no written or oral agreement from our majority shareholder to continue to provide financial contributions.

Employees

We have no employees. Our sole officer and director furnish his time to the development of the Company at no cost.

Research and Development

We have incurred $0 in research and development expenditures over the last two fiscal years.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item.  However, certain Risk Factors are listed below which should be considered prior to making an investment decision with regards to our stock.

We have failed to file periodic reports due to lack of funding.

Due to lack of financial resources, including, but not limited to lack of income, death of a director and investments into our Company, we have been unable to file periodic reports for the fiscal years 2018 and 2019.  While we are striving to update our reports and file them with the Securities and Exchange Commission, and we expect to complete all filings prior to June 2019, we may face unforeseen events that prevent us for completing all required reports.

We may be unable to file periodic reports in the future.

While we currently expect to make timely filings of periodic reports in the future, a lack of income or investment into the Company may cause us to be unable to continue to make filings on time, if at all.

Our lack of a business model, or our failure to find a business combination partner in the future may result in the failure of our Company.

We have no present business model, and have no current plan to internally develop a model.  Unless we locate a business combination partner, or develop a business model, our Company may fail.  We are reliant on funding from a company controlled by our sole officer and director, and if such funding does not continue, we may fail.

Item 1B. Unresolved Staff Comments.

None.

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

Item 3. Legal Proceedings.

From time to time we may become involved in various legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, we are currently not aware of any such legal proceedings or claims that we believe, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Pink Markets tier of the OTC Markets Group, Inc. and is traded under the symbol “ACEZ”. Our stock is thinly traded on the Pink Markets, and there can be no assurance that a liquid market for our common stock will ever develop.

Security Holders

As of April 15, 2020, 113,296,421 shares of our Class A Common stock were issued and outstanding to approximately 214 shareholders of record.

Dividend Policy

We have never paid a cash dividend on our common stock. We currently intend to retain all earnings, if any, to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2018, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

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

Results of Operations

Since inception, we have not earned any revenue. During the year ended December 31, 2018, we incurred operating expenses of $18,525, compared to operating expenses of $37,149 incurred during the year ended December 31, 2017. Operating expenses consist of professional fees and general and administrative expenses primarily for maintaining reporting status with the Securities and Exchange Commission (the “SEC”). We incurred a net loss of $21,324 and $41,527 for the years ended December 31, 2018 and 2017, respectively.

	Year Ended
	December 31,
	2018	2017	Changes
Revenue	$-	$-	$-
Total operating expenses	18,525	37,149	(18,624)
Other expenses	2,799	4,378	(1,579)
Net loss	$21,324	$41,527	$(20,203)

Liquidity and Financial Condition

Working Capital

	December 31,	December 31,
	2018	2017	Changes
Total Current Assets	$-	$3,333	$(3,333)
Total Current Liabilities	40,475	22,484	17,991
Working Capital (Deficiency)	$(40,475)	$(19,151)	$(21,324)

Cash Flows

Year Ended
December 31
	2018	2017
Net cash used in operating activities	$-	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net change in cash during year	$-	$-

As at December 31, 2018 our company’s cash balance was $0 and total assets were $0. As at December 31, 2017, our company’s cash balance was $0 and total assets were $3,333.

Our total current liabilities as of December 31, 2018 were $40,475 as compared to total current liabilities of $22,484 as of December 31, 2017. The increase in current liabilities was primarily due an increase in accounts payable and accrued liabilities and note payable - related party.

As at December 31, 2018, our company had working capital deficiency of $40,475 compared with working capital deficiency of $19,151 as at December 31, 2017, an increase in working capital deficiency of $21,324. This was driven by the increase in current liabilities and the decrease in current assets.

Operating Activities

Net cash used in operating activities was $0 for the years ended December 31, 2018 and 2017.December 31, 2018, we had a net loss of $21,324, which was reduced by a decrease in prepaid expenses of $3,333, an increase in accounts payable and accrued liabilities of $10,828, notes payable due to related party of $4,364 and accrued interest due to related party of $2,799.  For the year ended December 31, 2017, we had a net loss of $41,527, which was reduced by a decrease in prepaid expenses of $1,013, an increase in notes payable due to related party of $40,980 and an increase in accrued interest due to related party of $4,379, and was increased by a decrease in accounts payable and accrued expense of $4,845. During the year ended

Investing Activities

We did not use any cash in investing activities for the years ended December 31, 2018 and 2017.

Financing Activities

We did not have any cash provided from financing activities for the years ended December 31, 2018 and 2017.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Our auditors have issued a going concern opinion on our audited financial statements for the year ended December 31, 2018. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain sufficient debt or equity financing to fund our operating expenses. This is because we have not commenced planned principal operations. We have no actual or potential revenue source. There is no assurance we will ever reach this point. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and Reports of Independent Registered Public Accounting Firms are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-11.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2019 due to the material weaknesses and significant deficiencies discussed below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of December 31, 2018. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018 because it identified the following material weakness and significant deficiencies:

●

Material Weakness - The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

●	Significant Deficiencies - Inadequate segregation of duties.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We expect to be materially dependent upon third parties to provide us with accounting consulting services for the foreseeable future which we believe mitigates the impact of the material weaknesses discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP and establish an audit committee and implement internal controls and procedures, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report on internal control over financial reporting in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Set forth below are the names and ages of our current directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices to be Held	Date Appointed Director
Delbert Seabrook	50	Chief Executive Officer and Director	July 7,2014

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. Our Board of Directors appoints officers annually and each Executive Officer serves at the discretion of our Board of Directors.

The following is a brief description of the background on our officers and directors.

Delbert Seabrook has been a Director of the Company since July 7, 2014 and the Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer of the Company since January 10, 2019. Mr. Delbert Seabrook’s business experience began with his role as Managing Director of ASG Telecom, (Alexander’s Group Telecommunications, Inc.) a position he held from 2002-2014. Mr. Seabrook owned his own company (S.W.C., Rogers Canada) which he sold in 2009. From 1994-Present, Mr. Seabrook has served as CEO of Nexus BioFuel Inc., a company focused on chemical solutions to break down waste products, and as the sole officer and director from 2018 - present.

As of the date of this filing, there has not been any material plan, contract or arrangement (whether or not written) to which any of our officers or directors are a party in connection with their appointments at Ariel Clean Energy, Inc.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

We have only one officer and director.

Potential Conflicts of Interest

We are not aware of any conflicts of interest with our sole executive officer and director.

Corporate Governance

Our board of directors has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by our board. Because we do not have any independent directors, our board believes that the establishment of committees of our board would not provide any benefits to our company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our officers and directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our officers and directors have not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors.

Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our board will participate in the consideration of director nominees.

As with most small, early stage companies, until such time as we adopt a business plan and further develop such plan, achieve a  revenue base and have sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our board to include one or more independent directors, we intend to establish an audit committee of our board of directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our board members be independent, and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our board.

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

Code of Ethics

We do not currently anticipate adopting a code of ethics, due to our limited number of executive officers, and the fact that we have not commenced any material business operations. We anticipate that we will not adopt a code of ethics until we have commenced material business operations, or have increased the number of our executive officers.

Board and Committee Meetings

Our board of directors currently consists of one member, Delbert Seabrook. Our board of directors held one formal meeting during the year ended December 31, 2018. Until we develop a more comprehensive board of directors, we anticipate that all proceedings will be conducted by resolutions to which all of the directors consent in writing, and filed with the minutes of the proceedings of the directors. Such resolutions are valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2018, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Item 11. Executive Compensation.

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2018 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2018 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2018 that received annual compensation during the fiscal year ended December 31, 2018 in excess of $100,000. Except as disclosed in the following table, none of our executive officers received annual compensation during the fiscal year ended December 31, 2018 in excess of $100,000.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Robert Morrison(1) President, CEO, CFO,	2018	0	0	0	0	0	0	0	0
Secretary Treasurer and Director	2017	0	0	0	0	0	0	0	0

Delbert Seabrook(2)President, CEO, CFO,	2018	0	0	0	0	0	0	0	0
Secretary, Treasurer, Vice President and Director	2017	0	0	0	0	0	0	0	0

_________

(1)	Robert Morrison resigned all his positions with the Company on November 28, 2018.
(2)

Delbert Seabrook has served as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer from January 10, 2019, through the present. Mr. Seabrook served as our Vice President from July 7, 2014 through January 10, 2019.

Employment Agreements with Executive Officers

At this time, we do not have any written employment agreement or other formal compensation agreements with our new officers and director. Compensation arrangements are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

Outstanding Equity Awards at December 31, 2018

At this time, we do not have any outstanding equity awards and do not have any equity incentive, option or similar plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 15, 2020, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Delbert Seabrook(2) 25 Broadway 9th Floor, New York NY 10004	93,531,000 Common Shares Indirect Ownership	82.55%
Directors and Executive Officers as a Group	93,531,000 Common Shares	82.55%
SeaMorri Financial Partners, LLC 1332 North Halsted St., Suite 100, Chicago, IL 60642	80,000,000 Common Shares Direct Ownership	70.61%
Nexus Biofuel Inc. PO Box 2123 Station R Kelowna, BC V1K 4K5	13,531,000 Common Shares Direct Ownership	11.94%

____________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 15, 2020. As of April 15, 2020 there were 113,296,421 shares of our company’s common stock issued and outstanding.

(2)

Represents shares of common stock owned by SeaMorri Financial Partners LLC and Nexus Biofuel Inc. Delbert Seabrook is deemed the indirect beneficial owner of these shares of common stock since he has voting and investment control over the shares.

Policy Regarding Transactions with Related Persons

We do not have a formal, written policy for the review, approval or ratification of transactions between us and any director or executive officer, nominee for director, 5% stockholder or member of the immediate family of any such person that are required to be disclosed under Item 404(a) of Regulation S-K. However, our policy is that any activities, investments or associations of a director or officer that create, or would appear to create, a conflict between the personal interests of such person and our interests must be assessed by our Chief Executive Officer and must be at arms’ length.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Note Payable

During the years ended December 31, 2018 and 2017, a corporation controlled by the Company's officer paid operating expenses totaling $4,364 and $40,981, respectively on behalf of the Company. Unpaid balances are due on demand and accrue an annual interest rate of 12%. During the year ended December 31, 2017, the Company settled principal of notes payable to a related party for $117,876 and accrued interest of $17,433 through the issue of 13,531,000 shares of common stock with a fair value of $0.01 (2017: nil). The fair value of each share of common stock was determined with reference to the trading price of the Company’s stock on the date the shares were issued.

Note payable and accrued interest at December 31, 2018 and 2017 consist of the following:

	December 31,	December 31,
	2018	2017
Note payable	$24,339	$19,975
Accrued interest	$4,040	$1,241

For the years ended December 31, 2018 and 2017, interest expense was $2,799 and $4,378, respectively.

Director Independence

We currently act with one director, Delbert Seabrook.

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

Item 14. Principal Accounting Fees and Services

The following table shows the fees that were billed for the audit and other services provided by our principal auditor, for the periods presented, as follows:

	Fiscal Year Ended
	December 31, 2018	December 31, 2017
Audit Fees	$9,500	$11,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$9,500	$11,000

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-11.

2. Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3. Exhibits

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

_________

* Filed herewith.

** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARIEL CLEAN ENERGY, INC.
(Registrant)

Dated: May 7, 2020	/s/ Delbert Seabrook
Delbert Seabrook
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 7, 2020	/s/ Delbert Seabrook
Delbert Seabrook
Chief Executive Officer, Chief Financial Officer and Director
(principal executive officer, principal financial and accounting officer)

To the shareholders and the board of directors of Ariel Clean Energy Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Ariel Clean Energy Inc. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, stockholders' deficit, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2018.

Vancouver, Canada

May 5, 2020

ARIEL CLEAN ENERGY, INC.

Balance Sheets

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Prepaid expenses	$-	$3,333
Total current assets	-	3,333
Total assets	$-	$3,333

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$12,096	$1,268
Accrued interest - related party	4,040	1,241
Note payable - related party	24,339	19,975
Total current liabilities	40,475	22,484
Total liabilities	40,475	22,484

Shareholders' deficit:
Preferred stock: 50,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Common stock Class A: 1,000,000,000 authorized; $0.000006 par value; 113,296,421 shares issued and outstanding	680	680
Common stock Class B: 200,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Additional paid-in capital	176,438	176,438
Accumulated deficit	(217,593)	(196,269)
Total shareholders' deficit	(40,475)	(19,151)
Total liabilities and shareholders' deficit	$-	$3,333

The accompanying notes are an integral part of these financial statements.

ARIEL CLEAN ENERGY, INC.

Statements of Operations

	Year Ended
	December 31,
	2018	2017
Operating expenses:
General and administrative	$3,404	$16,981
Professional fees	15,121	20,168
Total operating expenses	18,525	37,149

Loss from operations	(18,525)	(37,149)

Other expense:
Interest expense	(2,799)	(4,378)
Total other expense	(2,799)	(4,378)

Net loss	$(21,324)	$(41,527)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	113,296,421	105,808,032

The accompanying notes are an integral part of these financial statements.

ARIEL CLEAN ENERGY, INC.

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2018 and 2017

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2016	-	$-	99,765,421	$599	$41,209	$(154,742)	$(112,934)
Conversion of related party note to common stock	-	-	13,531,000	81	135,229	-	135,310
Net loss	-	-	-	-	-	(41,527)	(41,527)
Balance - December 31, 2017	-	$-	113,296,421	$680	$176,438	$(196,269)	$(19,151)
Net loss	-	-	-	-	-	(21,324)	(21,324)
Balance - December 31, 2018	-	$-	113,296,421	$680	$176,438	$(217,593)	$(40,475)

The accompanying notes are an integral part of these financial statements

ARIEL CLEAN ENERGY, INC.

Statements of Cash Flows

	Year Ended
	December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(21,324)	$(41,527)
Changes in operating assets and liabilities:
Prepaid expenses	3,333	1,013
Accounts payable and accrued expenses	10,828	(4,845)
Notes payable - related party	4,364	40,980
Accrued interest - related party	2,799	4,379
Net cash used in operating activities	-	-

Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Note payable - related party	$4,364	$40,981
Conversion of related party note and accrued interest to common shares	$-	$135,310

The accompanying notes are an integral part of these financial statements

ARIEL CLEAN ENERGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS, AND GOING CONCERN

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

Immediately before the effective time of merger, any and all outstanding shares of Big Time Acquisition, Inc. held by Ariel Clean Energy, Inc. were canceled, and at the closing of the Merger Agreement, Ariel issued a total of 90,000restricted Class A common shares to the former shareholders of Big Time Acquisition, Inc. for their then outstanding shares of Big Time common stock. In the share exchange, Ariel received 90,000 shares of Big Time common stock representing 100% of the issued and outstanding shares of Big Time, which were deemed to be canceled. As a result of the Merger Agreement, Ariel is now the surviving company of the merger pursuant to Delaware General Corporate Law (DGCL), and deemed to be Successor Registrant. The issuance of such shares was exempt from registration pursuant to Section 4(2) of the Securities Act, and Regulation D promulgated thereunder.

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

Going concern and Liquidity Considerations

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of $217,593. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As at December 31, 2018 and 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions. (See Note 5)

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. During the years ended December 31, 2018 and 2017, the Company had no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - PREPAID EXPENSE

Prepaid expenses at December 31, 2018 and 2017 consist of the following:

	December 31,	December 31,
	2018	2017

OTC Markets fees	$-	$3,333
	$-	$3,333

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

No preferred stock was issued or outstanding as at December 31, 2018 and 2017.

Common Stock

Class A

The authorized common stock consists of 1,000,000,000 shares of Class A Common Stock at a par value of $0.000006 per share. Each share of Class A common stock is entitled to 1 Vote. The number of authorized shares of Class A common stock may be increased or decreased (but not below the number of shares outstanding) by the affirmative vote of the holders of capital stock representing a majority of the voting power of the outstanding shares of capital stock of the company entitled to vote.

On November 9, 2017, the Company issued 13,531,000 shares of common stock at $0.01 per share to repay $135,310 of debt and accrued interest due to a corporation controlled by the company’s officers (note 6).

There were 113,296,421 shares of Class A common stock issued and outstanding at December 31, 2018 and 2017, respectively.

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

There was no Class B Common Stock issued or outstanding as at December 31, 2018 and 2017.

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

	December 31,	December 31,
	2018	2017
Net loss for the year	$(21,324)	$(41,527)
Effective Tax rate	21%	34%
Tax Recovery	(4,478)	(14,119)
Effect of change in tax rates	-	25,515
Less: Valuation Allowance	4,478	(11,396)
Net deferred asset	$-	$-

We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2018 and 2017 is as follows:

	Year Ended
	December 31,
	2018	2017
Net operating loss carryforward	$45,694	$41,216
Less: Valuation Allowance	(45,694)	(41,216)
Net deferred asset	$-	$-

The Company has not filed tax returns from inception to December 31, 2018. All tax years are subject to examination by the tax authority.

At December 31, 2018, the Company has estimated that $217,000 in net operating losses (“NOLs”), on completion of the Company’s tax filings, would be available to offset future taxable income, which would expire between 2032 and 2037.NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017 can be carryforward indefinitely In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations following greater than 50% ownership changes.

NOTE 6 - RELATED-PARTY TRANSACTIONS

Note Payable

During the years ended December 31, 2018 and 2017, a corporation controlled by the Company's officer paid operating expenses totaling $4,364 and $40,981, respectively on behalf of the Company. Unpaid balances are due on demand and accrue an annual interest rate of 12%. During the year ended December 31, 2017, the Company settled principal of notes payable to a related party for $117,876 and accrued interest of $17,433 through the issue of 13,531,000 shares of common stock with a fair value of $0.01 (2018: nil). The fair value of each share of common stock was determined with reference to the trading price of the Company’s stock on the date the shares were issued.

Note payable and accrued interest at December 31, 2018 and 2017 consist of the following:

	December 31,	December 31,
	2018	2017
Note payable	$24,339	$19,975
Accrued interest	$4,040	$1,241

For the years ended December 31, 2018 and 2017, interest expense was $2,799 and $4,378, respectively. The Company intends to repay the note payable and accrued interest as cash flows become available.

