Form 10-Q
period 2019-03-31
Ariel Clean Energy, Inc.
filed 2020-06-01
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

113,296,421 common shares issued and outstanding as of May 29, 2020.

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARIEL CLEAN ENERGY, INC. INDEX TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ARIEL CLEAN ENERGY, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$12,121	$12,096
Accrued interest - related party	4,760	4,040
Note payable - related party	24,339	24,339
Total current liabilities	41,220	40,475
Total liabilities	41,220	40,475

Shareholders’ deficit:
Preferred stock: 50,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Common stock Class A: 1,000,000,000 authorized; $0.000006 par value; 113,296,421 shares issued and outstanding	680	680
Common stock Class B: 200,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Additional paid-in capital	176,438	176,438
Accumulated deficit	(218,338)	(217,593)
Total shareholders’ deficit	(41,220)	(40,475)
Total liabilities and shareholders’ deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating expenses:
General and administrative	$-	$2,572
Professional fees	25	7,182
Total operating expenses	25	9,754

Loss from operations	(25)	(9,754)

Other expense:
Interest expense	(720)	(616)
Total other expense	(720)	(616)

Net loss	$(745)	$(10,370)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	113,296,421	113,296,421

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

For the Three Months Ended March 31, 2019

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2018	-	$-	113,296,421	$680	$176,438	$(217,593)	$(40,475)
Net loss for the period	-	-	-	-	-	(745)	(745)
Balance - March 31, 2019	-	$-	113,296,421	$680	$176,438	$(218,338)	$(41,220)

For the Three Months Ended March 31, 2018

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2017	-	$-	113,296,421	$680	$176,438	$(196,269)	$(19,151)
Net loss for the period	-	-	-	-	-	(10,370)	(10,370)
Balance - March 31, 2018	-	$-	113,296,421	$680	$176,438	$(206,639)	$(29,521)

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(745)	$(10,370)
Changes in operating assets and liabilities:
Prepaid expenses	-	2,500
Accounts payable and accrued expenses	25	5,915
Notes payable - related party	-	1,339
Accrued interest - related party	720	616
Net cash used in operating activities	-	-

Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Note payable - related party	$-	$1,339

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2019

NOTE 1 –DESCRIPTION OF BUSINESS, AND GOING CONCERN

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2018, as filed with the SEC on May 7, 2020.

NOTE 3 - RELATED-PARTY TRANSACTIONS

Note Payable

During the three months ended March 31, 2019 and 2018, a corporation controlled by the Company’s officers paid operating expenses totaling $0 and $1,339 on behalf of the Company, respectively. Unpaid balances are due on demand and with an annual interest rate of 12%. For the three months ended March 31, 2019 and 2018, interest expense was $720 and $616, respectively.

Note payable and accrued interest at March 31, 2019 and December 31, 2018 consist of the following:

	March 31,	December 31,
	2019	2018
Note payable	$24,339	$24,339
Accrued interest	$4,760	$4,040

The Company plans to pay the note payable and accrued interest as cash flows become available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business - Risk Factors” section in our Annual Report on Form 10-K, as filed on May 7, 2020. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Ariel Clean Energy,” “Ariel,” “we,” “us,” or “our” are to Ariel Clean Energy, Inc.

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

We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is anticipated that our sole officer and director will continue to manage the Company; however, it is possible that with any business combination, new management will be appointed.

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

Results of Operations

The Company has not conducted any active operations during the quarter ended March 31, 2019. No revenue has been generated by the Company within such period. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, or purchase assets which are currently producing income, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to locate suitable acquisition candidates.

For the Three months ended March 31, 2019 compared to three months ended March 31, 2018.

	Three Months Ended
	March 31,
	2019	2018	Changes
Total operating expenses	$25	$9,754	$(9,729)
Other expenses	720	616	104
Net loss	$745	$10,370	$(9,625)

Our operating expenses, for the three months ended March 31, 2019 were $25 compared to $9,754 for the same period in 2018. The decrease in operating expenses was primarily as a result of reduced professional fees and general and administrative expenses.

We incurred a net loss of $745 and $10,370 for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2019 and December 31, 2018, respectively.

Working Capital

	March 31,	December 31,
	2019	2018	Changes
Total Current Assets	$-	$-	$-
Total Current Liabilities	41,220	40,475	745
Working Capital (Deficiency)	$(41,220)	$(40,475)	$(745)

As at March 31, 2019 our company’s cash balance was $nil and total assets were $nil. As at December 31, 2018, our company’s cash balance was $nil and total assets were $nil.

As at March 31, 2019, our company had total current liabilities of $41,220, compared with total current liabilities of $40,475 as at December 31, 2018.

As at March 31, 2019, our company had working capital deficiency of $41,220 compared with working capital deficiency of $40,475 as at December 31, 2018, an increase of $745. This was driven by the increase in accrued interest – related party.

Cash Flows

Operating Activities

Net cash used in operating activities was $nil for the three months ended March 31, 2019 and 2018. For the three months ended March 31, 2019, we had a net loss of $745, which was reduced by a net change in operating assets and liabilities of $745. During the three months ended March 31, 2018, we had a net loss of $10,370, which was reduced by a net change in operating assets and liabilities of $10,370.

Investing Activities

We did not use any cash in investing activities for the three months ended March 31, 2019 and 2018.

Financing Activities

We did not have any cash provided from financing activities for the three months ended March 31, 2019 and 2018.

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

Capital Resources

We had no material commitments for capital expenditures as of March 31, 2019.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of March 31, 2019, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

The continuation of our business is dependent upon obtaining further financing or acquiring a new business and achieving a break even or profitable level of operations in that new business. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. It is not probable we would be able to obtain traditional loans from financial institutions because we have no business operations, no assets and no revenues.

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

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared, and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2019.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ARIEL CLEAN ENERGY, INC.
(Registrant)

Dated: June 1, 2020	/s/ Delbert Seabrook
Delbert Seabrook
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

