Form 10-Q
period 2019-09-30
Ariel Clean Energy, Inc.
filed 2020-06-01
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

FORM 10-Q

2

Item 1. Financial Statements

ARIEL CLEAN ENERGY, INC. INDEX TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ARIEL CLEAN ENERGY, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$12,511	$12,096
Accrued interest - related party	6,224	4,040
Note payable - related party	24,339	24,339
Total current liabilities	43,074	40,475
Total liabilities	43,074	40,475

Shareholders' deficit:
Preferred stock: 50,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Common stock Class A: 1,000,000,000 authorized; $0.000006 par value; 113,296,421 shares issued and outstanding	680	680
Common stock Class B: 200,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Additional paid-in capital	176,438	176,438
Accumulated deficit	(220,192)	(217,593)
Total shareholders' deficit	(43,074)	(40,475)
Total liabilities and shareholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating expenses:
General and administrative	$-	$-	$-	$3,404
Professional fees	-	(426)	415	15,071
Total operating expenses	-	(426)	415	18,475

Loss from operations	-	426	(415)	(18,475)

Other expense:
Interest expense	(736)	(736)	(2,184)	(2,063)
Total other expense	(736)	(736)	(2,184)	(2,063)

Net loss	$(736)	$(310)	$(2,599)	$(20,538)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	113,296,421	113,296,421	113,296,421	113,296,421

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

For the Nine Months Ended September 30, 2019

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2018	-	$-	113,296,421	$680	$176,438	$(217,593)	$(40,475)
Net loss for the period	-	-	-	-	-	(745)	(745)
Balance - March 31, 2019	-	-	113,296,421	680	176,438	(218,338)	(41,220)
Net loss for the period	-	-	-	-	-	(1,118)	(1,118)
Balance - June 30, 2019	-	-	113,296,421	680	176,438	(219,456)	(42,338)
Net loss for the period	-	-	-	-	-	(736)	(736)
Balance - September 30, 2019	-	$-	113,296,421	$680	$176,438	$(220,192)	$(43,074)

For the Nine Months Ended September 30, 2018

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2017	-	$-	113,296,421	$680	$176,438	$(196,269)	$(19,151)
Net loss for the period	-	-	-	-	-	(10,370)	(10,370)
Balance - March 31, 2018	-	-	113,296,421	680	176,438	(206,639)	(29,521)
Net loss for the period	-	-	-	-	-	(9,858)	(9,858)
Balance - June 30, 2018	-	-	113,296,421	680	176,438	(216,497)	(39,379)
Net loss for the period	-	-	-	-	-	(310)	(310)
Balance - September 30, 2018	-	$-	113,296,421	$680	$176,438	$(216,807)	$(39,689)

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(2,599)	$(20,538)
Changes in operating assets and liabilities:
Prepaid expenses	-	3,333
Accounts payable and accrued expenses	415	10,778
Notes payable - related party	-	4,364
Accrued interest - related party	2,184	2,063
Net cash used in operating activities	-	-

Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Note payable - related party	$-	$4,364

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

Note Payable

During the nine months ended September 30, 2019 and 2018, a corporation controlled by the Company's officers paid operating expenses totaling $0 and $4,364 on behalf of the Company, respectively. Unpaid balances are due on demand and with an annual interest rate of 12%. For the nine months ended September 30, 2019 and 2018, interest expense was $2,184 and $2,063, respectively.

Note payable and accrued interest at September 30, 2019 and December 31, 2018 consist of the following:

	September 30,	December 31,
	2019	2018
Note payable	$24,339	$24,339
Accrued interest	$6,224	$4,040

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

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is anticipated that our sole officer and two directors will continue to manage the Company however; it is possible that with any business combination, new management will be appointed.

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

Results of Operations

The Company has not conducted any active operations during the quarter ended September 30, 2019. No revenue has been generated by the Company within such period. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, or purchase assets which are currently producing income, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to locate suitable acquisition candidates.

For the Three months ended September 30, 2019 compared to three months ended September 30, 2018.

	Three Months Ended
	September 30,
	2019	2018	Changes
Total operating expenses	$-	$(426)	$426
Other expenses	736	736	-
Net loss	$736	$310	$426

Our operating expenses, for the three months ended September 30, 2019 were $0 compared to a gain of $426 for the same period in 2018. The expense recapture in 2018 was due to an adjustment of accrued professional fee.

We incurred a net loss of $736 and $310 for the three months ended September 30, 2019 and 2018, respectively.

For the nine months ended September 30, 2019 compared to nine months ended September 30, 2018.

	Nine Months Ended
	September 30,
	2019	2018	Changes
Total operating expenses	$415	$18,475	$(18,060)
Other expenses	2,184	2,063	121
Net loss	$2,599	$20,538	$(17,939)

Our operating expenses, for the nine months ended September 30, 2019 were $415 compared to $18,475 for the same period in 2018. The decrease in operating expenses was primarily as a result of reduced professional fees and general and administrative expense.

We incurred a net loss of $2,599 and $20,538 for the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2019 and December 31, 2018, respectively.

Working Capital

	September 30,	December 31,
	2019	2018	Changes
Total Current Assets	$-	$-	$-
Total Current Liabilities	43,074	40,475	2,599
Working Capital (Deficiency)	$(43,074)	$(40,475)	$(2,599)

As at September 30, 2019 our company’s cash balance was $nil and total assets were $nil. As at December 31, 2018, our company’s cash balance was $nil and total assets were $nil.

As at September 30, 2019, our company had total current liabilities of $43,074, compared with total current liabilities of $40,475 as at December 31, 2018.

As at September 30, 2019, our company had working capital deficiency of $43,074 compared with working capital deficiency of $40,475 as at December 31, 2018, an increase of $2,599. This was driven by the increase in accrued interest – related party and accounts payable.

Cash Flows

Operating Activities

Net cash used in operating activities was $nil for the nine months ended September 30, 2019 and 2018. For the nine months ended September 30, 2019, we had a net loss of $2,599, which was reduced by a net change in operating assets and liabilities of $2,599. During the nine months ended September 30, 2018, we had a net loss of $20,538, which was reduced by a net change in operating assets and liabilities of $20,538.

Investing Activities

We did not use any cash in investing activities for the nine months ended September 30, 2019 and 2018.

Financing Activities

We did not have any cash provided from financing activities for the nine months ended September 30, 2019 and 2018.

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

Capital Resources

We had no material commitments for capital expenditures as of September 30, 2019.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of September 30, 2019, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

