Form 10-K
period 2019-12-31
Ariel Clean Energy, Inc.
filed 2020-07-06
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

At June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $197,654 based on the closing sale price of the registrant’s common stock on June 30, 2019 of $0.01 per share.

As of July 2, 2020, 113,296,421 shares of the registrant’s common stock, par value $0.000006, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Ariel Clean Energy, Inc.

Form 10-K

December 31, 2019

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

As of the most recent audited period, our Company has generated no revenues or earnings from operations, possesses no significant assets or financial resources, and has no cash on hand. The Independent Auditor’s Report to our financial statements for the year ended December 31, 2019, are included in this report. The Independent Auditor’s Report to the Company’s financial statements indicates that there are a number of factors that raise substantial doubt about the Company’s ability to continue as a going concern. Such doubts identified in the report include the fact (i) that the Company has not established any source of revenue to cover its operating costs; (ii) that the Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured; (iii) that the Company will offer noncash consideration and seek equity lines as a means of financing its operations; (iv) that if it the Company is unable to obtain revenue producing contracts or financing, or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

Research and Development

We have incurred no expenses in research and development expenditures over the last two fiscal years.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item. However, certain Risk Factors are listed below which should be considered prior to making an investment decision with regards to our stock.

We have failed to file periodic reports due to lack of funding.

Due to lack of financial resources, including, but not limited to lack of income, death of a director and investments into our Company, we have been unable to timely file periodic reports for the fiscal years 2018 and 2019. While we are striving to update our reports and file them with the Securities and Exchange Commission, and we expect to complete all filings prior to August 2020, we may face unforeseen events that prevent us for completing all required reports.

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

Security Holders

As of July 1, 2020, 113,296,421 shares of our Class A Common stock were issued and outstanding to approximately 214 shareholders of record.

Dividend Policy

We have never paid a cash dividend on our common stock. We currently intend to retain all earnings, if any, to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2019, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2019.

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

Results of Operations

Since inception, we have not earned any revenue. During the year ended December 31, 2019, we incurred operating expenses of $465, compared to operating expenses of $18,525 incurred during the year ended December 31, 2018. Operating expenses consist of professional fees and general and administrative expenses primarily for maintaining reporting status with the Securities and Exchange Commission (the “SEC”). We incurred a net loss of $3,385 and $21,324 for the years ended December 31, 2019 and 2018, respectively.

	Year Ended
	December 31,
	2019	2018	Changes
Revenue	$-	$-	$-
Total operating expenses	465	18,525	(18,060)
Other expenses	2,920	2,799	121
Net loss	$3,385	$21,324	$(17,939)

Liquidity and Financial Condition

Working Capital

	December 31,	December 31,
	2019	2018	Changes
Total Current Assets	$-	$-	$-
Total Current Liabilities	43,860	40,475	3,385
Working Capital (Deficiency)	$(43,860)	$(40,475)	$(3,385)

Cash Flows

Year Ended
December 31,
	2019	2018

Cash Flows Used in Operating Activities	$-	$-
Cash Flows Provided by Financing Activities	-	-
Net change in Cash During Period	$-	$-

As at December 31, 2019, our company’s cash balance was $0 and total assets were $0. As at December 31, 2018, our company’s cash balance was $0 and total assets were $0.

Our total current liabilities as of December 31, 2019 were $43,860 as compared to total current liabilities of $40,475 as of December 31, 2018. The increase in current liabilities was primarily due an increase in accrued interest – related party.

As at December 31, 2019, our company had working capital deficiency of $43,860 compared with working capital deficiency of $40,475 as at December 31, 2018, an increase in working capital deficiency of $3,385. This was driven by the increase in current liabilities.

Operating Activities

Net cash used in operating activities was $0 for the years ended December 31, 2019 and 2018. For the year ended December 31, 2019, we had a net loss of $3,385, which was reduced by an increase in accrued interest due to related party of $2,920, and accounts payable and accrued expense of $465. December 31, 2018, we had a net loss of $21,324, which was reduced by a decrease in prepaid expenses of $3,333, an increase in accounts payable and accrued liabilities of $10,828, notes payable due to related party of $4,364 and accrued interest due to related party of $2,799.

Investing Activities

We did not use any cash in investing activities for the years ended December 31, 2019 and 2018.

Financing Activities

We did not have any cash provided from financing activities for the years ended December 31, 2019 and 2018.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Our auditors have issued a going concern opinion on our audited financial statements for the year ended December 31, 2019. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain sufficient debt or equity financing to fund our operating expenses. This is because we have not commenced planned principal operations. We have no actual or potential revenue source. There is no assurance we will ever reach this point. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and Reports of Independent Registered Public Accounting Firms are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-10.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms, and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2019, due to the material weaknesses and significant deficiencies discussed below.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of December 31, 2019. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019, because it identified the following material weakness and significant deficiencies:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Set forth below are the names and ages of our current directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices to be Held	Date Appointed Director
Delbert Seabrook	50	Chief Executive Officer and Director	July 7, 2014

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

Delbert Seabrook has been a Director of the Company since July 7, 2014 and the Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer of the Company since January 10, 2019. Mr. Delbert Seabrook’s business experience began with his role as Managing Director of ASG Telecom, (Alexander’s Group Telecommunications, Inc.) a position he held from 2002-2014. Mr. Seabrook owned his own company (S.W.C., Rogers Canada) which he sold in 2009. From 1994-Present, Mr. Seabrook has served as CEO of Nexus BioFuel Inc., a company focused on chemical solutions to break down waste products, and as the sole officer and director from 2018 – present.

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

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our officer and director established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our officer and director has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors.

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

Board and Committee Meetings

Our board of directors currently consists of one member, Delbert Seabrook. Our board of directors held one formal meeting during the year ended December 31, 2019. Until we develop a more comprehensive board of directors, we anticipate that all proceedings will be conducted by resolutions to which all of the directors consent in writing, and filed with the minutes of the proceedings of the directors. Such resolutions are valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2019, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Item 11. Executive Compensation.

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2019 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2019 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2019 that received annual compensation during the fiscal year ended December 31, 2019 in excess of $100,000. Except as disclosed in the following table, none of our executive officers received annual compensation during the fiscal year ended December 31, 2019 in excess of $100,000.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Delbert Seabrook(1) President, CEO, CFO,	2019	0	0	0	0	0	0	0	0
Secretary, Treasurer, Vice President and Director	2018	0	0	0	0	0	0	0	0

Robert Morrison(2) President, CEO, CFO,	2018	0	0	0	0	0	0	0	0
Secretary Treasurer and Director

_________

(1)

Delbert Seabrook has served as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer from January 10, 2019, through the present. Mr. Seabrook served as our Vice President from July 7, 2014 through January 10, 2019.

(2)	Robert Morrison resigned all his positions with the Company on November 28, 2018.

Employment Agreements with Executive Officers

At this time, we do not have any written employment agreement or other formal compensation agreements with our officer and director. Compensation arrangements are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

Outstanding Equity Awards at December 31, 2019

At this time, we do not have any outstanding equity awards and do not have any equity incentive, option or similar plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 1, 2020, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

____________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 1, 2020. As of July 1, 2020 there were 113,296,421 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Note Payable

During the years ended December 31, 2019 and 2018, a corporation controlled by the Company's officer paid operating expenses totaling $0 and $4,364, respectively on behalf of the Company. Unpaid balances are due on demand and accrue an annual interest rate of 12%.

Note payable and accrued interest at December 31, 2019 and 2018 consist of the following:

	December 31,	December 31,
	2019	2018
Note payable	$24,339	$24,339
Accrued interest	$6,960	$4,040

For the years ended December 31, 2019 and 2018, interest expense was $2,920 and $2,799, respectively.

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

Item 14. Principal Accounting Fees and Services

The following table shows the fees that were billed for the audit and other services provided by our principal auditor, for the periods presented, as follows:

	Fiscal Year Ended
	December 31, 2019	December 31, 2018
Audit Fees	$10,100	$10,100
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,100	$10,100

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

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-10.

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

ARIEL CLEAN ENERGY, INC.
(Registrant)

Dated: July 6, 2020	/s/ Delbert Seabrook
Delbert Seabrook
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 6, 2020	/s/ Delbert Seabrook
Delbert Seabrook
Chief Executive Officer, Chief Financial Officer and Director
(principal executive officer, principal financial and accounting officer)

ARIEL CLEAN ENERGY, INC. INDEX TO FINANCIAL STATEMENTS

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Ariel Clean Energy Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ariel Clean Energy Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ deficit, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Vancouver, Canada

July 6, 2020

F-2

ARIEL CLEAN ENERGY, INC.

Balance Sheets

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$12,561	$12,096
Accrued interest - related party	6,960	4,040
Note payable - related party	24,339	24,339
Total current liabilities	43,860	40,475
Total liabilities	43,860	40,475

Shareholders’ deficit:
Preferred stock: 50,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Common stock Class A: 1,000,000,000 authorized;$0.000006 par value; 113,296,421 shares issued and outstanding	680	680
Common stock Class B: 200,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Additional paid-in capital	176,438	176,438
Accumulated deficit	(220,978)	(217,593)
Total shareholders’ deficit	(43,860)	(40,475)
Total liabilities and shareholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

F-3

ARIEL CLEAN ENERGY, INC.

Statements of Operations

	Year Ended
	December 31,
	2019	2018
Operating expenses:
General and administrative	$-	$3,404
Professional fees	465	15,121
Total operating expenses	465	18,525

Loss from operations	(465)	(18,525)

Other expense:
Interest expense	(2,920)	(2,799)
Total other expense	(2,920)	(2,799)

Net loss	$(3,385)	$(21,324)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	113,296,421	113,296,421

The accompanying notes are an integral part of these financial statements.

F-4

ARIEL CLEAN ENERGY, INC.

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2019 and 2018

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2017	-	$-	113,296,421	$680	$176,438	$(196,269)	$(19,151)
Net loss	-	-	-	-	-	(21,324)	(21,324)
Balance - December 31, 2018	-	$-	113,296,421	$680	$176,438	$(217,593)	$(40,475)
Net loss	-	-	-	-	-	(3,385)	(3,385)
Balance - December 31, 2019	-	$-	113,296,421	$680	$176,438	$(220,978)	$(43,860)

The accompanying notes are an integral part of these financial statements.

F-5

ARIEL CLEAN ENERGY, INC.

Statements of Cash Flows

	Year Ended
	December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(3,385)	$(21,324)
Changes in operating assets and liabilities:
Prepaid expenses	-	3,333
Accounts payable and accrued expenses	465	10,828
Notes payable - related party	-	4,364
Accrued interest - related party	2,920	2,799
Net cash used in operating activities	-	-

Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for taxes	$-	$-

Non-cash financing transactions:
Note payable - related party	$-	$4,364

The accompanying notes are an integral part of these financial statements.

F-6

ARIEL CLEAN ENERGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS, AND GOING CONCERN

Ariel Clean Energy Inc. (“Ariel” or “the Company”) began its existence as the Pacific Development Corporation which was incorporated under the laws of the State of Colorado on September 21, 1992. On May 23, 2000, though a re-incorporation, the Company and Cheshire Holdings Inc. were merged into a single corporation existing under the laws of the State of Delaware.

The Company is currently seeking new business opportunities with established business entities for merger with or acquisition of a target business.

Going concern and Liquidity Considerations

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of $220,978. The Company will be dependent upon the raising of additional capital through placement of common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company’s financial instruments consist primarily of accounts payable and accrued expenses, and related party loans. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and interest rates that approximate market interest rates for similar instruments.

Concentrations of Credit Risks

The Company’s financial instruments are not exposed to concentrations of credit risk.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 5).

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As at December 31, 2019 and 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions. (See Note 4)

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. During the years ended December 31, 2019 and 2018, the Company had no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

Recently Issued Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - STOCKHOLDERS’ EQUITY

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

No preferred stock was issued or outstanding as at December 31, 2019 and 2018.

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

There were 113,296,421 shares of Class A common stock issued and outstanding at December 31, 2019 and 2018, respectively.

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

There was no Class B Common Stock issued or outstanding as at December 31, 2019 and 2018.

NOTE 4 - INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.

	Year Ended
	December 31,	December 31,
	2019	2018
Net loss for the year	$(3,385)	$(21,324)
Effective Tax rate	21%	21%
Tax Recovery	(711)	(4,478)
Increase in Valuation Allowance	711	4,478
Net tax recovery	$-	$-

We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2019 and 2018 is as follows:

	Year Ended
	December 31, 2019	December 31, 2018
Net operating loss carryforward	$46,405	$45,694
Less: Valuation Allowance	(46,405)	(45,694)
Net deferred asset	$-	$-

The Company has not filed tax returns from inception to December 31, 2019. All tax years are subject to examination by the tax authority.

At December 31, 2019, the Company has estimated that $221,000 in net operating losses (“NOLs”), on completion of the Company’s tax filings, would be available to offset future taxable income, which would expire between 2032 and 2037. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017 can be carryforward indefinitely in accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations following greater than 50% ownership changes.

NOTE 5 - RELATED-PARTY TRANSACTIONS

Note Payable

During the years ended December 31, 2019 and 2018, a corporation controlled by the Company’s officer paid operating expenses totaling $0 and $4,364, respectively on behalf of the Company. Unpaid balances are due on demand and accrue an annual interest rate of 12%.

Note payable and accrued interest at December 31, 2019 and 2018 consist of the following:

	December 31,	December 31,
	2019	2018
Note payable	$24,339	$24,339
Accrued interest	$6,960	$4,040

For the years ended December 31, 2019 and 2018, interest expense was $2,920 and $2,799, respectively.

F-10