Form 10-Q
period 2020-06-30
Ariel Clean Energy, Inc.
filed 2020-08-10
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARIEL CLEAN ENERGY, INC. INDEX TO INTERIM FINANCIAL STATEMENTS UNAUDITED

ARIEL CLEAN ENERGY, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Prepaid expense	$4,000	$-
Total current assets	4,000	-
Total assets	$4,000	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$52,250	$12,561
Accrued interest - related party	8,416	6,960
Note payable - related party	24,339	24,339
Total current liabilities	85,005	43,860
Total liabilities	85,005	43,860

Shareholders' deficit:
Preferred stock: 50,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Common stock Class A: 1,000,000,000 authorized; $0.000006 par value; 113,296,421 shares issued and outstanding	680	680
Common stock Class B: 200,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Additional paid-in capital	176,438	176,438
Accumulated deficit	(258,123)	(220,978)
Total shareholders' deficit	(81,005)	(43,860)
Total liabilities and shareholders' deficit	$4,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating expenses:
General and administrative	$22	$-	$644	$-
Professional fees	20,695	390	35,045	415
Total operating expenses	20,717	390	35,689	415

Loss from operations	(20,717)	(390)	(35,689)	(415)

Other expense:
Interest expense	(728)	(728)	(1,456)	(1,448)
Total other expense	(728)	(728)	(1,456)	(1,448)

Net loss	$(21,445)	$(1,118)	$(37,145)	$(1,863)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	113,296,421	113,296,421	113,296,421	113,296,421

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

For the Six months Ended June 30, 2020

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2019	-	$-	113,296,421	$680	$176,438	$(220,978)	$(43,860)
Net loss for the period	-	-	-	-	-	(15,700)	(15,700)
Balance - March 31, 2020	-	$-	113,296,421	$680	$176,438	$(236,678)	$(59,560)
Net loss for the period	-	-	-	-	-	(21,445)	(21,445)
Balance - June 30, 2020	-	$-	113,296,421	$680	$176,438	$(258,123)	$(81,005)

For the Six months Ended June 30, 2019

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2018	-	$-	113,296,421	$680	$176,438	$(217,593)	$(40,475)
Net loss for the period	-	-	-	-	-	(745)	(745)
Balance - March 31, 2019	-	$-	113,296,421	$680	$176,438	$(218,338)	$(41,220)
Net loss for the period	-	-	-	-	-	(1,118)	(1,118)
Balance - June 30, 2019	-	$-	113,296,421	$680	$176,438	$(219,456)	$(42,338)

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(37,145)	$(1,863)
Changes in operating assets and liabilities:
Prepaid expense	(4,000)	-
Accounts payable and accrued expenses	39,689	415
Accrued interest - related party	1,456	1,448
Net cash used in operating activities	-	-

Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ARIEL CLEAN ENERGY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2020

NOTE 1 - DESCRIPTION OF BUSINESS, AND GOING CONCERN

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

Note Payable

Unpaid balances are due on demand and with an annual interest rate of 12%. For the six months ended June 30, 2020 and 2019, interest expense was $1,456 and $1,448, respectively.

Note payable and accrued interest at June 30, 2020 and December 31, 2019 consist of the following:

	June 30,	December 31,
	2020	2019
Note payable	$24,339	$24,339
Accrued interest	$8,416	$6,960

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

Results of Operations

The Company has not conducted any active operations during the quarter ended June 30, 2020. No revenue has been generated by the Company within such period. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, or purchase assets which are currently producing income, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to locate suitable acquisition candidates.

For the Three months ended June 30, 2020 compared to three months ended June 30, 2019.

	Three Months Ended
	June 30,
	2020	2019	Changes
Revenue	$-	$-	$-
Total operating expenses	20,717	390	20,327
Other expenses	728	728	-
Net loss	$21,445	$1,118	$20,327

Our operating expenses, for the three months ended June 30, 2020 were $20,717 compared to $390 for the same period in 2019. The increase in operating expenses was primarily as a result of an increase in professional fees, due to the completion of delinquent reporting of financial statements.

We incurred a net loss of $21,447 and $1,118 for the three months ended June 30, 2020 and 2019, respectively.

For the Six months ended June 30, 2020 compared to six months ended June 30, 2019.

	Six Months Ended
	June 30,
	2020	2019	Changes
Revenue	$-	$-	$-
Total operating expenses	35,689	415	35,274
Other expenses	1,456	1,448	8
Net loss	$37,145	$1,863	$35,282

Our operating expenses, for the six months ended June 30, 2020 were $35,689 compared to $415 for the same period in 2019. The increase in operating expenses was primarily as a result of an increase in professional fees, due to the completion of delinquent reporting of financial statements.

We incurred a net loss of $37,145 and $1,863 for the six months ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2020 and December 31, 2019, respectively.

Working Capital

	June 30,	December 31,
	2020	2019	Changes
Total Current Assets	$4,000	$-	$4,000
Total Current Liabilities	85,005	43,860	41,145
Working Capital (Deficiency)	$(81,005)	$(43,860)	$(37,145)

As at June 30, 2020 our company’s cash balance was $nil and total assets were $4,000. As at December 31, 2019, our company’s cash balance was $nil and total assets were $nil.

As at June 30, 2020, our company had total current liabilities of $85,005, compared with total current liabilities of $43,860 as at December 31, 2019.

As at June 30, 2020, our company had working capital deficiency of $81,005 compared with working capital deficiency of $43,860 as at December 31, 2019, an increase of $37,145. This was mainly driven by an increase in accounts payable and accrued liabilities.

Cash Flows

Operating Activities

Net cash used in operating activities was $nil for the six months ended June 30, 2020 and 2019. For the six months ended June 30, 2020, we had a net loss of $37,145, which was reduced by a net change in operating assets and liabilities of $37,145. For the six months ended June 30, 2019, we had a net loss of $1,863, which was reduced by a net change in operating assets and liabilities of $1,863.

Investing Activities

We did not use any cash in investing activities for the six months ended June 30, 2020 and 2019.

Financing Activities

We did not have any cash provided from financing activities for the six months ended June 30, 2020 and 2019.

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

Capital Resources

We had no material commitments for capital expenditures as of June 30, 2020.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of June 30, 2020, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2020.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ARIEL CLEAN ENERGY, INC.
(Registrant)

Dated: August 7, 2020	By:	/s/ Delbert Seabrook
Delbert Seabrook
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

