Form 10-Q
period 2020-09-30
Ariel Clean Energy, Inc.
filed 2020-11-04
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-54159

ARIEL CLEAN ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1209978
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7th Floor, Naiten Building, No. 1 Six Li Oiao, Fentai District Beijing, China	100161
(Address of principal executive offices)	(Zip Code)

+86 1370-139-9692

(Registrant’s telephone number, including area code)

86 Broad St., 18th Floor, New York, NY	10004

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

113,296,421 common shares issued and outstanding as of November 3, 2020.

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARIEL CLEAN ENERGY, INC.

INDEX TO INTERIM FINANCIAL STATEMENTS

UNAUDITED

Table of Cotents

ARIEL CLEAN ENERGY, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$-	$-
Total current assets	-	-
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$-	$12,561
Accrued interest - related party	9,169	6,960
Note payable - related party	76,060	24,339
Total current liabilities	85,229	43,860
Total liabilities	85,229	43,860

Shareholders’ deficit:
Preferred stock: 50,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Common stock Class A: 1,000,000,000 authorized; $0.000006 par value; 113,296,421 shares issued and outstanding	680	680
Common stock Class B: 200,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Additional paid-in capital	176,438	176,438
Accumulated deficit	(262,347)	(220,978)
Total shareholders’ deficit	(85,229)	(43,860)
Total liabilities and shareholders’ deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Table of Cotents

ARIEL CLEAN ENERGY, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating expenses:
General and administrative	$46	$-	$690	$-
Professional fees	3,425	-	38,470	415
Total operating expenses	3,471	-	39,160	415

Loss from operations	(3,471)	-	(39,160)	(415)

Other expense:
Interest expense	(753)	(736)	(2,209)	(2,184)
Total other expense	(753)	(736)	(2,209)	(2,184)

Net loss	$(4,224)	$(736)	$(41,369)	$(2,599)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	113,296,421	113,296,421	113,296,421	113,296,421

The accompanying notes are an integral part of these unaudited financial statements.

Table of Cotents

ARIEL CLEAN ENERGY, INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

For the Nine Months Ended September 30, 2020

	Preferred Stock		Class A Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2019	-	$-	113,296,421	$680	$176,438	$(220,978)	$(43,860)
Net loss for the period	-	-	-	-	-	(15,700)	(15,700)
Balance - March 31, 2020	-	-	113,296,421	680	176,438	(236,678)	(59,560)
Net loss for the period	-	-	-	-	-	(21,445)	(21,445)
Balance - June 30, 2020	-	-	113,296,421	680	176,438	(258,123)	(81,005)
Net loss for the period	-	-	-	-	-	(4,224)	(4,224)
Balance - September 30, 2020	-	$-	113,296,421	$680	$176,438	$(262,347)	$(85,229)

For the Nine Months Ended September 30, 2019

	Preferred Stock		Class A Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2018	-	$-	113,296,421	$680	$176,438	$(217,593)	$(40,475)
Net loss for the period	-	-	-	-	-	(745)	(745)
Balance - March 31, 2019	-	-	113,296,421	680	176,438	(218,338)	(41,220)
Net loss for the period	-	-	-	-	-	(1,118)	(1,118)
Balance - June 30, 2019	-	-	113,296,421	680	176,438	(219,456)	(42,338)
Net loss for the period	-	-	-	-	-	(736)	(736)
Balance - September 30, 2019	-	$-	113,296,421	$680	$176,438	$(220,192)	$(43,074)

The accompanying notes are an integral part of these unaudited financial statements.

Table of Cotents

ARIEL CLEAN ENERGY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(41,369)	$(2,599)
Adjustments to reconcile net loss to net cash used in operations:	-
Due to a related party	51,721
Changes in operating assets and liabilities:
Prepaid expense	-	-
Accounts payable and accrued expenses	(12,561)	415
Accrued interest - related party	2,209	2,184
Net cash used in operating activities	-	-

Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Table of Cotents

ARIEL CLEAN ENERGY, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

NOTE 1 –DESCRIPTION OF BUSINESS, AND GOING CONCERN

Ariel Clean Energy Inc. (“Ariel” or “the Company”) is currently seeking new business opportunities, including a merger with or acquisition of a target business.

Change of Control

Effective September 30, 2020, a change of control occurred with respect to the Company. Pursuant to a Securities Purchase Agreement (“Agreement”) dated September 30, 2020 by and among Mr. Yu Yang, an individual, as Buyer, Nexus BioFuel, Inc., a British Columbia corporation (“Nexus”) and SeaMorri Financial Partners, LLC, a Texas limited liability company (“SeaMorri”), as “Sellers” and the Company, Mr. Yang acquired all of the shares of Class A common stock of the Sellers, totaling 93,531,000 shares of common stock.

The Acquired Shares represent 82.55% of the total issued and outstanding Class A common stock of the Company.

In addition, pursuant to the Agreement, Nexus assigned to Mr. Yang all of its rights, titles and interests in and to certain loans made by Nexus to the Company totaling $85,229, plus accrued interest (see Note 3). These amounts include certain outstanding payables made by Nexus at closing.

On the Closing Date, Mr. Delbert Seabrook, the sole officer of the Company, resigned in all officer capacities from the Company and Mr. Yang was appointed Chief (Principal) Executive Officer, President, Chief (Principal) Financial Officer, Secretary and Treasurer of the Company. In addition, Mr. Yang was appointed a Director of the Company.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company will be dependent upon the raising of additional capital through placement of its common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The officer and director has committed to advancing certain operating costs of the Company, including compliance costs for being a public company.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the results of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2019, as filed with the SEC on July 6, 2020.

Table of Cotents

NOTE 3 - RELATED-PARTY TRANSACTIONS

Note Payable

During the nine months ended September 30, 2020 and 2019, a corporation controlled by the Company’s former officer paid operating expenses totaling $51,721 and $0 on behalf of the Company, respectively. Unpaid balances are due on demand and with an annual interest rate of 12%. For the nine months ended September 30, 2020 and 2019, interest expense was $2,209 and $2,184, respectively.

Note payable and accrued interest at September 30, 2020 and December 31, 2019 consist of the following:

	September 30,	December 31,
	2020	2019
Note payable	$76,060	$24,339
Accrued interest	$9,169	$6,960

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

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. We have been reliant on our controlling shareholders, Nexus BioFuel, Inc. or SeaMorri Financial Partners, LLC, to provide financial contributions and services to keep the company operating. Further, we believe that our company may have difficulties raising capital from other sources until we locate a prospective business combination candidate through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail. We currently have no written or oral agreement from our majority shareholder to continue to provide financial contributions.

Results of Operations

The Company has not conducted any active operations during the quarter ended September 30, 2020. No revenue has been generated by the Company within such period. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, or purchase assets which are currently producing income, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to locate suitable acquisition candidates.

For the three months ended September 30, 2020 compared to three months ended September 30, 2019.

	Three Months Ended
	September 30,
	2020	2019	Changes
Revenue	$-	$-	$-
Total operating expenses	3,471	-	3,471
Other expenses	753	736	17
Net loss	$4,224	$736	$3,488

Our operating expenses, for the three months ended September 30, 2020 were $3,471 compared to $0 for the same period in 2019. The increase in operating expenses was primarily as a result of an increase in professional fees, due to the completion of delinquent reporting of financial statements.

We incurred a net loss of $4,224 and $736 for the three months ended September 30, 2020 and 2019, respectively.

For the nine months ended September 30, 2020 compared to nine months ended September 30, 2019.

	Nine Months Ended
	September 30,
	2020	2019	Changes
Revenue	$-	$-	$-
Total operating expenses	39,160	415	38,745
Other expenses	2,209	2,184	25
Net loss	$41,369	$2,259	$38,770

Our operating expenses, for the nine months ended September 30, 2020 were $39,160 compared to $415 for the same period in 2019. The increase in operating expenses was primarily as a result of an increase in professional fees, due to the completion of delinquent reporting of financial statements.

We incurred a net loss of $41,369 and $2,259 for the nine months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2020 and December 31, 2019, respectively.

Working Capital

	September 30,	December 31,
	2020	2019	Changes
Total Current Assets	$-	$-	$-
Total Current Liabilities	85,229	43,860	41,369
Working Capital (Deficiency)	$(85,229)	$(43,860)	$(41,369)

As at September 30, 2020 our company’s cash balance and total assets were $nil. As at December 31, 2019, our company’s cash balance and total assets were $nil.

As at September 30, 2020, our company had total current liabilities of $85,229, compared with total current liabilities of $43,860 as at December 31, 2019.

As at September 30, 2020, our company had working capital deficiency of $85,229 compared with working capital deficiency of $43,860 as at December 31, 2019, an increase of $41,369. This was mainly driven by an increase in accounts payable and accrued liabilities.

Cash Flows

Operating Activities

Net cash used in operating activities was $nil for the nine months ended September 30, 2020 and 2019. For the nine months ended September 30, 2020, we had a net loss of $41,369 and an accounts payable change of $12,561, which was reduced by an increase in shareholder advances of $51,721 and accrued interest to a related party of $2,209. For the nine months ended September 30, 2019, we had a net loss of $2,599, which was reduced by a change in accounts payable of $415 and accrued interest to a related party of $2,184.

Investing Activities

We did not use any cash in investing activities for the nine months ended September 30, 2020 and 2019.

Financing Activities

We did not have any cash provided from financing activities for the nine months ended September 30, 2020 and 2019.

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

Capital Resources

We had no material commitments for capital expenditures as of September 30, 2020.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of September 30, 2020, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared, and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of September 30, 2020.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective September 30, 2020, a change of control occurred with respect to the Company. Pursuant to a Securities Purchase Agreement (“Agreement”) dated September 30, 2020 by and among Mr. Yu Yang, an individual, as Buyer, Nexus BioFuel, Inc., a British Columbia corporation (“Nexus”) and SeaMorri Financial Partners, LLC, a Texas limited liability company (“SeaMorri”), as “Sellers” and the Company, Mr. Yang acquired all of the shares of Class A common stock of the Sellers, totaling 93,531,000 shares of common stock.

The Acquired Shares represent 82.55% of the total issued and outstanding Class A common stock of the Company.

In addition, pursuant to the Agreement, Nexus assigned to Mr. Yang all of its rights, titles and interests in and to certain loans made by Nexus to the Company totaling $85,229, plus accrued interest (see Note 3). These amounts include certain outstanding payables made by Nexus at closing.

On the Closing Date, Mr. Delbert Seabrook, the sole officer of the Company, resigned in all officer capacities from the Company and Mr. Yang was appointed Chief (Principal) Executive Officer, President, Chief (Principal) Financial Officer, Secretary and Treasurer of the Company. In addition, Mr. Yang was appointed a Director of the Company.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
(32)	Section 1350 Certifications
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101**	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIEL CLEAN ENERGY, INC.
(Registrant)

Dated: November 4, 2020	By:	/s/ Yu Yang
Yu Yang
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

