Form 10-Q
period 2021-03-31
Qiansui International Group Co. Ltd.
filed 2021-09-30
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

______________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,664,989 common shares issued and outstanding as of September 28, 2021.

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QIANSUI INTERNATIONAL GROUP CO. LTD.

UNAUDITED INTERIM FINANCIAL STATEMENTS

QIANSUI INTERNATIONAL GROUP CO. LTD.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,179	$4,784
Accrued interest - related party	14,547	11,528
Due to related party	21,460	14,427
Promissory note - related party	76,060	76,060
Total current liabilities	114,246	106,799

Total liabilities	114,246	106,799

Stockholders’ deficit:
Preferred stock: 50,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Common stock Class A: 1,000,000,000 authorized; $0.000006 par value; 5,664,989 shares issued and outstanding	34	34
Common stock Class B: 200,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Additional paid-in capital	177,084	177,084
Accumulated deficit	(291,364)	(283,917)
Total stockholders’ deficit	(114,246)	(106,799)
Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

QIANSUI INTERNATIONAL GROUP CO. LTD.

Statements Of Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating expenses:
General and administrative	$3,443	$622
Professional fees	958	14,350
Total operating expenses	4,401	14,972

Loss from operations	(4,401)	(14,972)

Other expense:
Interest expense	(3,046)	(728)
Total other expense	(3,046)	(728)

Net loss before provision for income taxes	(7,447)	(15,700)

Income tax benefit	-	-

Net loss	$(7,447)	$(15,700)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	5,664,989	5,664,989

The accompanying notes are an integral part of these unaudited financial statements.

QIANSUI INTERNATIONAL GROUP CO. LTD.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three Months Ended March 31, 2021

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2020	-	$-	5,664,989	$34	$177,084	$(283,917)	$(106,799)
Net loss for the period	-	-	-	-	-	(7,447)	(7,447)
Balance - March 31, 2021	-	$-	5,664,989	$34	$177,084	$(291,364)	$(114,246)

For the Three Months Ended March 31, 2020

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2019	-	$-	5,664,989	$34	$177,084	$(220,978)	$(43,860)
Net loss for the period	-	-	-	-	-	(15,700)	(15,700)
Balance - March 31, 2020	-	$-	5,664,989	$34	$177,084	$(236,678)	$(59,560)

The accompanying notes are an integral part of these unaudited financial statements.

QIANSUI INTERNATIONAL GROUP CO. LTD.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(7,447)	$(15,700)
Adjustments to reconcile net loss to net cash used in operations:	-
Stockholder advances funding operations	7,033	-
Changes in operating assets and liabilities:
Accounts payable	(2,605)	14,972
Accrued interest - related party	3,019	728
Net cash used in operating activities	-	-

Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$27	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

QIANSUI INTERNATIONAL GROUP CO. LTD.

Notes to the Unaudited Financial Statements

March 31, 2021

NOTE 1 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of $291,364 as of March 31, 2021. The Company will be dependent upon the raising of additional capital through placement of common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The officers and directors have committed to advancing certain operating costs of the Company, including compliance costs for being a public company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the results of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2020, as filed with the SEC on September 23, 2021.

Use of Estimates

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

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

NOTE 3 - RELATED-PARTY TRANSACTIONS

Loan Payable

During the three months ended March 31, 2021, a corporation controlled by the Company’s officer paid operating expenses totaling $7,033 on behalf of the Company. The loan is payable on demand, unsecured and accrues an annual interest rate of 12%. During the period ended March 31, 2021, the Company accrued interest of $737.

As of March 31, 2021 and December 31, 2020, the Company has recorded amounts due to related party of $21,461 and $14,427, and accrued interest payable of $737 and $0, respectively.

Promissory Note

On September 30, 2020, the Company issued a promissory note to the majority shareholder, sole officer and director of the Company, for principal of $76,060 and accrued interest of $9,169. The amount was originally due to a corporation controlled by the Company’s former officer of the Company. The promissory note is payable on demand and accrue an annual interest rate of 12%. For the three months ended March 31, 2021, the Company accrued interest of $2,282. As of March 31, 2021 and December 31, 2020, the Company has recorded outstanding principal of $76,060 and accrued interest payable of $13,810 and $11,528, respectively.

The Company plans to pay the note payable and accrued interest as cash flows become available.

NOTE 4 – INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2021 and 2020.

As of January 1, 2021, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2021 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended March 31, 2021, and there was no accrual for uncertain tax positions as of March 31, 2021. Tax years from 2017 through 2020 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2021 and 2020, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

All references in this Form 10-Q to the “Company,” “Qiansui,” “we,” “us,” or “our” are to Qiansui International Group Co. Ltd.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has no cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

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

Results of Operations

The Company has not conducted any active operations during the quarter ended March 31, 2021. No revenue has been generated by the Company within such period. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, or purchase assets which are currently producing income, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to locate suitable acquisition candidates.

For the three months ended March 31, 2021 compared to three months ended March 31, 2020.

	Three Months Ended
	March 31,
	2021	2020	Changes
Revenue	$-	$-	$-
Total operating expenses	4,401	14,972	(10,571)
Other expenses	3,046	728	2,318
Net loss	$7,447	$15,700	$(8,253)

Our operating expenses for the three months ended March 31, 2021 were $4,401 compared to $14,972 for the same period in 2020. The decrease in operating expenses was primarily as a result of a decrease in professional fees related to audit and accounting fees related to the suspension of our filings with the Securities and Exchange Commission.

Other expenses for the three months ended March 31, 2021 and 2020, consisting of interest expenses of $3,046 and $728, respectively, are from the note payable to a related party.

We incurred a net loss of $7,447 and $15,700 for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2021 and December 31, 2020, respectively.

Working Capital

	March 31,	December 31,
	2021	2020	Changes
Total Current Assets	$-	$-	$-
Total Current Liabilities	114,246	106,799	7,447
Working Capital (Deficiency)	$(114,246)	$(106,799)	$(7,447)

As at March 31, 2021 and December 31, 2020, our company’s cash balance and total assets were $0, respectively.

As at March 31, 2021 and December 31, 2020, our company had total current liabilities of $114,246 and $106,799, respectively.

As at March 31, 2021 and December 31, 2020, our company had working capital deficiency of $114,246 and $106,799, respectively. The increase in working capital deficiency was $7,447. This was mainly driven by an increase in due to related party and accrued interest of $10,052 offset by decrease in accounts payable of $2,605.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2021, net cash flows used in operating activities was $0, consisting of a net loss of $7,447, reduced by an increase in amounts due to related party of $7,033, accrued interest-related party of $3,019 and increased by a decrease in accounts payable of $2,605. For the three months ended March 31, 2020, net cash flows used in operating activities was $0, consisting of a net loss of $15,700, decreased by an increase in accrued interest-related party of $728 and an increase in accounts payable of $14,972.

Cash Flows from Investing Activities

We did not use any cash in investing activities for the three months ended March 31, 2021 and 2020.

Cash Flows from Financing Activities

We did not receive any cash from financing activities for the three months ended March 31, 2021 and 2020.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a early stage corporation and have not generated sufficient revenues from operations to fully implement our business plan. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and competition from larger organizations. We will require equity and/or debt financing to provide for the capital required to implement our plans. We will require additional funds to operate for the next year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

Capital Resources

We had no material commitments for capital expenditures as of March 31, 2021.

Off Balance Sheet Arrangements

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2021.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QIANSUI INTERNATIONAL GROUP CO. LTD.
(Registrant)

Dated: September 30, 2021	By:	/s/ Yu Yang
Yu Yang
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

