Form 10-Q
period 2021-06-30
Qiansui International Group Co. Ltd.
filed 2021-09-30
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QIANSUI INTERNATIONAL GROUP CO. LTD.

UNAUDITED INTERIM FINANCIAL STATEMENTS

QIANSUI INTERNATIONAL GROUP CO. LTD.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$-	$-
Prepaid expense	4,351	-
Total current assets	4,351	-

Total assets	$4,351	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,004	$4,784
Accrued interest - related party	17,462	11,528
Due to related party	26,156	14,427
Promissory note - related party	76,060	76,060
Total current liabilities	121,682	106,799

Total liabilities	121,682	106,799

Stockholders’ deficit:
Preferred stock: 50,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Common stock Class A: 1,000,000,000 authorized; $0.000006 par value; 5,664,989 shares issued and outstanding	34	34
Common stock Class B: 200,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Additional paid-in capital	177,084	177,084
Accumulated deficit	(294,449)	(283,917)
Total stockholders’ deficit	(117,331)	(106,799)
Total liabilities and stockholders’ deficit	$4,351	$-

The accompanying notes are an integral part of these unaudited financial statements.

QIANSUI INTERNATIONAL GROUP CO. LTD.

Statements Of Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses:
General and administrative	$170	$22	$3,613	$644
Professional fees	-	20,695	958	35,045
Total operating expenses	170	20,717	4,571	35,689

Loss from operations	(170)	(20,717)	(4,571)	(35,689)

Other expense:
Interest expense	(2,915)	(728)	(5,961)	(1,456)
Total other expense	(2,915)	(728)	(5,961)	(1,456)

Net loss before provision for income taxes	(3,085)	(21,445)	(10,532)	(37,145)

Income tax benefit	-	-	-	-

Net loss	$(3,085)	$(21,445)	$(10,532)	$(37,145)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	5,664,989	5,664,989	5,664,989	5,664,989

The accompanying notes are an integral part of these unaudited financial statements

QIANSUI INTERNATIONAL GROUP CO. LTD.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Six Months Ended June 30, 2021

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2020	-	$-	5,664,989	$34	$177,084	$(283,917)	$(106,799)
Net loss for the period	-	-	-	-	-	(7,447)	(7,447)
Balance - March 31, 2021	-	-	5,664,989	34	177,084	(291,364)	(114,246)
Net loss for the period	-	-	-	-	-	(3,085)	(3,085)
Balance - June 30, 2021	-	$-	5,664,989	$34	$177,084	$(294,449)	$(117,331)

For the Six Months Ended June 30, 2020

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2019	-	$-	5,664,989	$34	$177,084	$(220,978)	$(43,860)
Net loss for the period	-	-	-	-	-	(15,700)	(15,700)
Balance - March 31, 2020	-	-	5,664,989	34	177,084	(236,678)	(59,560)
Net loss for the period	-	-	-	-	-	(21,445)	(21,445)
Balance - June 30, 2020	-	$-	5,664,989	$34	$177,084	$(258,123)	$(81,005)

The accompanying notes are an integral part of these unaudited financial statements.

QIANSUI INTERNATIONAL GROUP CO. LTD.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(10,532)	$(37,145)
Adjustments to reconcile net loss to net cash used in operations:
Stockholder advances funding operations	11,729	-
Changes in operating assets and liabilities:
Prepaid expense	(4,351)	(4,000)
Accounts payable and accrued expenses	(2,780)	39,689
Accrued interest - related party	5,934	1,456
Net cash used in operating activities	-	-

Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$27	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

QIANSUI INTERNATIONAL GROUP CO. LTD.

Notes to the Unaudited Financial Statements

June 30, 2021

NOTE 1 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of $294,449. The Company will be dependent upon the raising of additional capital through placement of common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to develop its business plan.

NOTE 3 - RELATED-PARTY TRANSACTIONS

Loan Payable

During the six months ended June 30, 2021, a corporation controlled by the Company’s officer paid operating expenses totaling $11,729 on behalf of the Company. The loan is payable on demand, unsecured and accrue an annual interest rate of 12%. For the three months and six months ended June 30,2021, the Company accrued interest of $737 and $1,345, respectively.

As of June 30, 2021 and December 31, 2020, the Company has recorded amounts due to related party of $26,156 and $14,427, and accrued interest payable of $1,345 and $0 respectively.

Promissory Note

On September 30, 2020, the Company issued a promissory note to the majority shareholder, sole officer and director of the Company, for principal of $76,060 and accrued interest of $9,169. The amount was originally due to a corporation controlled by the Company’s former officer of the Company. The promissory note is payable on demand and accrue an annual interest rate of 12%. For the three and six months ended June 30, 2021, the Company accrued interest of $2,282 and $4,589, respectively. As of June 30, 2021 and December 31, 2020, the Company has recorded outstanding principal of $76,060 and accrued interest payable of $16,117 and $11,528, respectively.

The Company plans to pay the note payable and accrued interest as cash flows become available.

NOTE 4 – INCOME TAXES

Income tax expense was $0 for the three and six months ended June 30, 2021 and 2020.

As of January 1, 2021, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2021 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and six months ended June 30, 2021, and there was no accrual for uncertain tax positions as of June 30, 2021. Tax years from 2017 through 2020 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and six months ended June 30, 2021 and 2020, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

Results of Operations

The Company has not conducted any active operations during the quarter ended June 30, 2021. No revenue has been generated by the Company within such period. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, or purchase assets which are currently producing income, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to locate suitable acquisition candidates.

For the three months ended June 30, 2021 compared to three months ended June 30, 2020.

	Three Months Ended
	June 30,
	2021	2020	Changes
Revenue	$-	$-	$-
Total operating expenses	170	20,717	(20,547)
Other expenses	2,915	728	2,187
Net loss	$3,085	$21,445	$(18,360)

Our operating expenses for the three months ended June 30, 2021 were $170 compared to $20,717 for the same period in 2020. The decrease in operating expenses was primarily as a result of a decrease in professional fees.

Other expenses for the three months ended June 30, 2021 and 2020, consisting of interest expenses of $2,915 and $728, respectively, related to notes payable and loan payable to a related party.

We incurred a net loss of $3,085 and $21,445 for the three months ended June 30, 2021 and 2020, respectively.

For the six months ended June 30, 2021 compared to six months ended June 30, 2020.

	Six Months Ended
	June 30,
	2021	2020	Changes
Revenue	$-	$-	$-
Total operating expenses	4,571	35,689	(31,118)
Other expenses	5,961	1,456	4,505
Net loss	$10,532	$37,145	$(26,613)

Our operating expenses for the six months ended June 30, 2021 were $4,571 compared to $35,689 for the same period in 2020. The decrease in operating expenses was primarily as a result of a decrease in professional fees.

Other expenses for the six months ended June 30, 2021 and 2020, consisting of interest expenses of $5,961 and $1,456, respectively, related to notes payable and loan payable to a related party.

We incurred a net loss of $10,532 and $37,145 for the six months ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2021 and December 31, 2020, respectively.

Working Capital

	June 30,	December 31,
	2021	2020	Changes
Total Current Assets	$4,351	$-	$4,351
Total Current Liabilities	121,682	106,799	14,883
Working Capital (Deficiency)	$(117,331)	$(106,799)	$(10,532)

As at June 30, 2021 and December 31, 2020, our company’s cash balance and total assets were $0, respectively.

As at June 30, 2021 and December 31, 2020, our company had total current assets of $4,351 and $0, respectively.

As at June 30, 2021 and December 31, 2020, our company had total current liabilities of $121,682 and $106,799, respectively.

As at June 30, 2021 and December 31, 2020, our company had working capital deficiency of $117,331 and $106,799, respectively. The increase in working capital deficiency was $10,532. This was mainly driven by an increase in due to related party and accrued interest of $17,663 offset by decrease in accounts payable of $2,780 and an increase in prepaid expenses of $4,351.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended June 30, 2021, net cash flows used in operating activities was $0, consisting of a net loss of $10,532, reduced by an increase in amounts due to related party of $11,729 and accrued interest-related party of $5,934 and increased by a decrease in accounts payable of $2,780 and an increase in prepaid expenses of $4,351. For the six months ended June 30, 2020, net cash flows used in operating activities was $0, consisting of a net loss of $37,145, decreased by an increase in accrued interest-related party of $1,456 and accounts payable of $39,689 and increased by an increase in prepaid expenses of $4,000.

Cash Flows from Investing Activities

We did not have any investing activities for the six months ended June 30, 2021 and 2020.

Cash Flows from Financing Activities

We did not have any financing activities for the six months ended June 30, 2021 and 2020.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

