Form 10-K
period 2021-12-31
Qiansui International Group Co. Ltd.
filed 2022-06-27
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

Beijing, PRC 100161

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

As of the last business day of the Issuer’s most recently completed second fiscal quarter, June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $74,140.

As of June 27, 2022, there were 7,008,989 shares of Class A common stock, $0.000006 par value per share, outstanding.

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

Item 1. Business.

Special Considerations Regarding the PRC and our PRC Operations.

Our principal executive offices are located in China and a majority of our executive officers and/or directors are located in or have significant ties to China. We will not restrict potential target companies to any specific business or industry (other than as described below) or geographical location and, thus, may acquire a company that may be based in China or Hong Kong. However, if we do acquire a company or business in China or Hong Kong or otherwise develop a business there, we intend to limit such business as further described herein below.

Nonetheless, investors should be aware that legal and operational risks exist if the Company were to acquire a PRC or Hong Kong subsidiary. Depending on the nature of the business acquired, the PRC government may exert a significant amount of control and/or regulation on the PRC operating entity. This regulation and/or control could result in a material change our company’s post-combination operations and the value of common stock held by investors. It also could significantly limit or completely hinder our ability to offer or continue to offer securities to investors. Furthermore, it could cause the value of such securities to significantly decline or be worthless. Recently, the PRC government initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement.

As a shell company, to the extent that we seek a merger or combination candidate with PRC operating company, we will avoid any business restricted by the PRC, that is involving “Important Industry,” “National Economic Security,” a “well-known trademark,” or a “Chinese traditional brand.” Foreign ownership of these type of PRC companies require approval by the PRC authorities. Typically, these types of companies are acquired by foreign entities (without PRC approval) using a variable interest entity (VIE) structure whereby contractual agreements are entered into between the foreign acquiring company (or its subsidiary) and the PRC operating entity, however, the PRC operating company never becomes a direct subsidiary of the foreign acquiring company. Notwithstanding the forgoing, nonetheless the Company will face numerous risks and uncertainties if it commences operations in the PRC. PRC laws and regulations are uncertain, as many of these laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement by the PRC government may involve substantial uncertainty. Generally, PRC has substantially less experience through its judiciary or the arbitration process as compared to the United States or the Cayman Islands. In addition, laws in the PRC are subject to change in the future with little advance notice which could negatively impact our future business and stock price. Finally, the Company may be less of an attractive business partner in an initial business combination due to its connection to China, which may make it harder to effect a business combination with a target company.

As stated above, we do not believe that we will be directly subject to these regulatory actions or statements, as we do not intend to have a VIE structure and any such business acquired will not involve the collection of user data, implicate cybersecurity, or involve any other type of restricted industry. However, because these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies in China will respond to them, or what existing or new laws or regulations will be modified or promulgated, if any, or the potential impact such modified or new laws and regulations will have on our daily business operations or our ability to accept foreign investments and list on an U.S. exchange. See “Risk Factors – Risks Related to Doing Business in China.”

As a shell company, if we develop operations in the PRC, through a merger or otherwise, our business, financial condition, results of operations, prospects and certain transactions may be subject to economic, political and legal developments in the PRC. Unlike in the United States, the enforcement of laws and rules and regulations in the PRC can change quickly with little advance notice; and the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in PRC-based issuers which could result in a material change in our operations and/or the value of our common shares. Recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China based issuers. Any future action by the Chinese government expanding the categories of industries and companies whose foreign securities offerings are subject to government review could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless. See “Risk Factors – Risks Related to Doing Business in China.”

If we determine to issue securities to foreign investors in the future, we intend to comply with all regulatory requirements imposed by the PRC government. As of the date of this filing, based upon an opinion for our PRC counsel, Shanxi Songyue Law Firm, Tayuan City, China, we are not (i) required to obtain permissions from any PRC authorities to operate or issue our shares to foreign investors and (ii) subject to the permission requirements from the CSRC, CAC nor any other entity that is required to approve of our PRC subsidiaries’ operations. As of the date of this filing, we have not received, nor were we denied, such permissions by any PRC authority. If our determination that we are not subject to these regulatory requirements is incorrect or such requirements adversely change, foreign investors may be required to divest themselves of their investment and we may face sanctions, fines, or penalties from the PRC government and we may be required to divest our PRC operations, change certain aspects of our business to ensure compliance, which could decrease demand for our products, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected as well as materially decrease the value of our common shares.

Moreover, as stated above, if we determine to enter into a merger or combination transaction with a PRC company, we will avoid businesses requiring a VIE structure under PRC regulations. As stated above, this type of VIE structure typically entails contractual agreements between the acquiring company (ie the Company) (or its subsidiary) and the PRC operating entity, however, at no time is the PRC operating company a subsidiary of the acquiring company.

Since we intend to use a direct ownership structure rather that a VIE structure, under PRC law, the Company will be able to distribute dividends, if any, from its operating PRC entity. The operating PRC subsidiary will be able to distribute dividends upstream to the parent company and the parent company will then be able to distribute the dividends to its shareholders on a proportionate basis, provided however, that the PRC subsidiary has distributable earnings. Current PRC regulations permit an operating subsidiary to pay dividends to their respective shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each PRC subsidiarity will be required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of each of its registered capital. These reserves are not distributable as cash dividends.

Pursuant to the Holding Foreign Companies Accountable Act (“HFCAA”), the Public Company Accounting Oversight Board (the “PCAOB”) issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China because of a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. Our registered public accounting firm, Morison Cogen, LLP is not headquartered in mainland China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination. Notwithstanding the foregoing, if the PCAOB is not able to fully conduct inspections of our auditor’s work papers in China, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities may be prohibited under the HFCAA. See “Risk Factors – Risks Related to Doing Business in China.” Although the audit report included herein was issued by U.S. auditors who are currently inspected by the PCAOB, if it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors would be deprived of the benefits of such inspection and our common shares may be delisted or prohibited from trading.

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

On January 14, 2021, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Delaware Secretary of State (the “Amendment”) which effectuated the following corporate actions (“Corporate Actions”):

· Changed our name to Qiansui International Group Co. Ltd.; and

· Effected a reverse split of our outstanding common stock at a ratio of one (1) post-split share for each twenty (20) pre-split shares with all fractional shares resulting from the reverse split rounded up to the nearest whole share.

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

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. Except as otherwise stated herein, the Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

RISKS RELATED TO OUR OPERATIONS, FINANCIAL CONDITION AND BUSINESS

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES. As of December 31, 2021, we had an accumulated deficit of $360,290. We also expect future losses until we are able to generate revenues through a merger with an operating company (for which no assurances can be given). As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended December 31, 2021 and 2020, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

BECAUSE OUR PRINCIPAL SHAREHOLDER CONTROLS OUR ACTIVITIES, HE MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO HIMSELF AND NOT TO OTHER SHAREHOLDERS WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY. Our principal shareholder owns approximately 66.72% of our outstanding common stock. As a result, he effectively controls all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

Risks Related to Doing Business in China

RISK OF NEW REGULATIONS, SIGNIFICANT NEW GOVERNMENT OVERSIGHT IN CHINA. Investors should be aware that legal and operational risks exist if the Company were to acquire a PRC or Hong Kong subsidiary. Depending on the nature of the business acquired, the PRC government may exert a significant amount of control and/or regulation on the PRC operating entity. This regulation and/or control could result in a material change of our company’s post-combination operations and the value of common stock held by investors. It also could significantly limit or completely hinder our ability to offer or continue to offer securities to investors. Furthermore, it could cause the value of such securities to significantly decline or be worthless. Recently, the PRC government initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. We do not believe that we will be directly subject to these regulatory actions or statements, as we do not expect to have a VIE structure and our business does not involve the collection of user data, implicate cybersecurity, or involve any other type of restricted industry. Because these statements and regulatory actions are new, however, it is highly uncertain how soon legislative or administrative regulation making bodies in China will respond to them, or what existing or new laws or regulations will be modified or promulgated, if any, or the potential impact such modified or new laws and regulations will have on our daily business operations or our ability to accept foreign investments and list on an U.S. exchange.

As stated herein, the Company does not intend to enter into a merger or acquisition involving these restricted industries, such as “Important Industry”, “National Economic Security”, a “well-known trademark”, or a “Chinese traditional brand” so as to avoid any regulation and/or approval by the PRC authorities. However, recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investments in China based issuers. Investors should be aware that PRC laws are subject to change without notice and any future action by the Chinese government expanding the categories of industries and companies whose foreign securities offerings are subject to government review could negatively impact our future business (including our ability to enter into a merger with a PRC company) and our stock price could significantly limit or completely hinder our ability to offer or continue to offer securities to investors.

PERMISSIONS FROM THE PRC AUTHORITIES TO ISSUE OUR COMMON STOCK TO FOREIGN INVESTORS. While we intend to develop a business in one or more industries that are not highly regulated in the PRC, nonetheless, we may be face governmental regulation and scrutiny in the future from the PRC government. As of the date of this filing, we (1) are not required to obtain permissions from any PRC authorities to operate or issue our common stock to foreign investors, (2) are not subject to permission requirements from the China Securities Regulatory Commission (the “CSRC”), the Cyberspace Administration of China (the “CAC”) or any other entity that is required to approve of our PRC subsidiaries’ operations, and (3) have not received or were denied such permissions by any PRC authorities. Nevertheless, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Given the current PRC regulatory environment, it is uncertain when and whether we or our PRC subsidiaries, if any, will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. We have been closely monitoring regulatory developments in China regarding any necessary approvals from the CSRC or other PRC governmental authorities required for overseas listings, including this offering. As of the date of this prospectus, we have not received any inquiry, notice, warning, sanctions or regulatory objection to this offering from the CSRC or other PRC governmental authorities. However, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities.

RISKS RELATED TO A FUTURE DETERMINATION THAT THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD (THE “PCAOB”) IS UNABLE TO INSPECT OR INVESTIGATE OUR AUDITOR COMPLETELY. The audit report included herein was issued by Morison Cogen LLP (“Morison Cogen”) a U.S.-based accounting firm that is registered with the PCAOB and can be inspected by the PCAOB. We have no intention of dismissing Morison Cogen in the future or of engaging any auditor not based in the U.S. and not subject to regular inspection by the PCAOB. There is no guarantee, however, that any future auditor engaged by the Company would remain subject to full PCAOB inspection during the entire term of our engagement. The PCAOB is currently unable to conduct inspections in China without the approval of Chinese government authorities. If it is later determined that the PCAOB is unable to inspect or investigate our auditor completely, investors may be deprived of the benefits of such inspection. Any audit reports not issued by auditors that are completely inspected by the PCAOB, or a lack of PCAOB inspections of audit work undertaken in China that prevents the PCAOB from regularly evaluating our auditors' audits and their quality control procedures, could result in a lack of assurance that our financial statements and disclosures are adequate and accurate. In addition, under the HFCAA, our securities may be prohibited from trading on the Nasdaq or other U.S. stock exchanges if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our Class A Common Stock being delisted. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which, if enacted, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

Pursuant to the HFCAA, the PCOAB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (1) mainland China of the People’s Republic of China, because a position taken by one or more authorities in mainland China; and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition the PCOAB’s report identified the specific registered public accounting firms which are subject to these determinations. Morrison Cogen is not headquartered in mainland China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination.

POTENTIAL LIMITATIONS ON THE ABILITY TO RECEIVE DIVIDENDS FROM OUR PRC SUBSIDIARIES. We may rely on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have. Current PRC regulations permit our PRC subsidiaries to pay dividends to their respective shareholders only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our PRC subsidiaries, as a Foreign Invested Enterprise, or FIE, are required to draw 10% of its after-tax profits each year, if any, to fund a common reserve, which may stop drawing its after-tax profits if the aggregate balance of the common reserve has already accounted for over 50 percent of its registered capital. These reserves are not distributable as cash dividends. Any limitation on the ability of our PRC subsidiaries to distribute dividends or other payments to their respective shareholders could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund and conduct our business.

UNCERTAINTIES WITH RESPECT TO THE PRC LEGAL SYSTEM COULD ADVERSELY AFFECT US. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters generally. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investments in the PRC. However, the PRC has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in the PRC. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, these regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have a retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. In addition, any administrative and court proceedings in the PRC may be protracted, resulting in substantial costs and diversion of resources and management attention.

YOU MAY EXPERIENCE DIFFICULTIES IN EFFECTING SERVICE OF LEGAL PROCESS, ENFORCING FOREIGN JUDGMENTS OR BRINGING ACTIONS IN CHINA AGAINST US OR OUR MANAGEMENT NAMED IN THE PROSPECTUS BASED ON FOREIGN LAWS. We conduct substantially all of our operations in China, and substantially all of our assets are located in China. In addition, our current officers reside within China and are PRC nationals. As a result, it may be difficult for our shareholders to effect service of process upon us or those persons inside the PRC. In addition, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the Cayman Islands and many other countries and regions. Therefore, recognition and enforcement in the PRC of judgments of a court in any of these non-PRC jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

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

OUR NEED FOR CAPITAL WILL CREATE ADDITIONAL RISKS AND CREATE POTENTIAL SUBSTANTIAL DILUTION TO EXISTING SHAREHOLDERS. As mentioned above, we will need to raise additional capital in the future. These capital expenditures are intended to be funded from third party sources and from affiliates if available, including the incurring of debt (which may be converted into common stock) and/or the sale of additional equity securities. As of December 31, 2021, the Company is indebted to our sole officer and director in the amount of $117,136. This debt is due on demand and the Company has no means to repay its existing debt. To the extent that this debt is converted to common stock, the conversion of this debt will cause additional dilution to existing shareholders, which may be substantial. In addition, the sale of additional equity securities or the sale and conversion of other debt likewise will be dilutive to the interests of current equity holders and such dilution may be substantial. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition and operating results of the Company.

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

OUR SOLE OFFICER AND DIRECTOR MAY HAVE A CONFLICT OF INTEREST WITH THE MINORITY SHAREHOLDERS AT SOME TIME IN THE FUTURE. SINCE THE MAJORITY OF OUR SHARES OF COMMON STOCK ARE DEEMED TO BE OWNED BY OUR PRESIDENT/CHIEF EXECUTIVE OFFICER AND DIRECTOR, OUR OTHER STOCKHOLDERS MAY NOT BE ABLE TO INFLUENCE CONTROL OF THE COMPANY OR DECISION MAKING BY MANAGEMENT OF THE COMPANY. Our sole officer and director beneficially owns approximately 65.4% of our outstanding common stock. The interests of our officer and director may not be, at all times, the same as that of our other shareholders, he will have the ability to exert complete control over the affairs of the Company. Also, he will have the ability to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of us, which may be disadvantageous to minority shareholders.

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

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTERESTS DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK WHICH COULD BE MATERIALLY ADVERSE TO THE VALUE OF OUR COMMON STOCK. As of December 31, 2021, we had 7,008,989 shares of our Class A common stock, no shares of our Class B common stock and no shares of our Preferred Stock issued and outstanding. We are authorized to issue up to 1,000,000,000 shares of our Class A common stock, 200,000,000 of our Class B common stock and 50,000,000 shares of our Preferred Stock. Our Board of Directors may authorize the issuance of additional common or preferred shares under applicable state law without shareholder approval. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes, including the satisfaction of outstanding debt to affiliates and others. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock. If we need to raise additional capital, it may be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

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

Common Stock:

The Company is authorized by its Articles of Incorporation, as amended, to issue 1,000,000,000 shares of Class A common stock and 200,000,000 shares of Class B common stock. As of December 31, 2021, there were 710 holders of record of the Class A common stock and no holders of Class B common stock.

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

Recent Sales of Unregistered Securities

In October 2021, the Company received a total of approximately $67,200USD in cash proceeds directly from 480 investors. Each investor paid $0.05 per share for shares of Class A common stock of the Company which in the aggregate totaled 1,344,000 shares. The share issuance was exempt from registration under the Securities Act of 1933, as amend (“Securities Act”) under Regulation S promulgated under the Securities Act, as each investor was a non-US Person, was not acquiring the shares on behalf of a US Person, and will not sell the shares unless pursuant to a registration statement or an available exemption.

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

Plan of Operations

The Company is a shell company as defined in Rule 12b-2 of the Exchange Act. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. Except as stated in Part I - Item 1. Business - Special Considerations Regarding the PRC and our PRC Operations herein, the Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Results of Operations

The Company has not conducted any active operations and no revenue has been generated by the Company for the fiscal years ended December 31, 2021 and 2020. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2021, the Company had a net loss of $76,373 which comprised of general and administrative ($16,400) and professional fees ($46,407) which includes legal, accounting and audit fees and interest expense of $13,566.

For the fiscal year ended December 31, 2020, the Company had a net loss of $62,939 which comprised of general and administrative ($5,927) and professional fees ($52,420) which includes legal, accounting and audit fees and interest expense of $4,592.

The $13,237 increase in net loss for the current year end was primarily due to increased interest expense on related party debt and general and administrative expenses, partially offset by a reduction in professional fees

Liquidity and Capital Resources

As of December 31, 2021 and 2020, respectively, the Company had limited or no assets.

As of December 31, 2021, the Company had $117,560 in current liabilities compared with $106,799 in current liabilities for the year ended December 31, 2020.

The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

	Years Ended
	December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(76,373)	$(62,939)
Adjustments to reconcile net loss to net cash used in operations:	-
Stockholder advances funding operations	68,782	66,148
Changes in operating assets and liabilities:
Prepaid expense	(1,558)	-
Accounts payable and accrued expenses	(4,360)	(7,777)
Accrued interest - related party	13,539	4,568
Net cash used in operating activities	-	-

Operating Activities

During the year ended December 31, 2021, the Company incurred a net loss of $76,373 which, after adjusting for stockholder advances of $68,782 and a decrease of $4,360 in accounts payable, accrued interest of $13,539 and $1,558 in prepaid expenses resulted in $0 net cash used in operating activities during the current year. By comparison, during the year ended December 31, 2020, the Company incurred a net loss of $62,939 which, after adjusting for stockholder advances of $66,148 and accrued interest of $4,568 and a decrease of $7,777 in accounts payable resulted in $0 net cash used in operating activities during the current year.

 Financing Activities

During December 31, 2021, the Company issued 1,344,000 shares of Class A common stock for $67,200 at $0.05 per share to various investors. The $67,200 in proceeds were collected directly from the investors by Mr. Yu Yang. The proceeds were not remitted to the Company but instead were treated as partial repayment the related party’s promissory note.

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

QIANSUI INTERNATIONAL GROUP CO. LTD. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Qiansui International Group Co. Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Qiansui International Group Co. Ltd. (the Company) as of December 31, 2021 and 2020, and the related statements of comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021,  in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Blue Bell, Pennsylvania

June 27, 2022

QIANSUI INTERNATIONAL GROUP CO. LTD.

Balance Sheets

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$-	$-
Prepaid expense	1,588	-
Total current assets	1,588	-

Total assets	$1,588	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$424	$4,784
Accrued interest - related party	332	11,528
Due to related party	-	14,427
Promissory note - related party	116,804	76,060
Total current liabilities	117,560	106,799

Total liabilities	117,560	106,799

Stockholders' deficit:
Preferred stock: 50,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Common stock Class A: 1,000,000,000 authorized; $0.000006 par value; 7,008,989 and 5,664,989 shares issued and outstanding, respectively	42	34
Common stock Class B: 200,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Additional paid-in capital	244,276	177,084
Accumulated deficit	(360,290)	(283,917)
Total stockholders' deficit	(115,972)	(106,799)
Total liabilities and stockholders' deficit	$1,588	$-

The accompanying notes are an integral part of these financial statements.

QIANSUI INTERNATIONAL GROUP CO. LTD.

Statements of Comprehensive Loss

	Year Ended
	December 31,
	2021	2020
Operating expenses:
General and administrative	$16,400	$5,927
Professional fees	46,407	52,420
Total operating expenses	62,807	58,347

Loss from operations	(62,807)	(58,347)

Other expense:
Interest expense	(13,566)	(4,592)
Total other expense	(13,566)	(4,592)

Net loss before income taxes	(76,373)	(62,939)

Income tax benefit	-	-

Net loss	$(76,373)	$(62,939)

Basic and dilutive net loss per common share	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	5,749,679	5,664,989

The accompanying notes are an integral part of these financial statements.

QIANSUI INTERNATIONAL GROUP CO. LTD.

Statement of Stockholders’ Deficit

For the Years Ended December 31, 2021 and 2020

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2019	-	$-	5,664,989	$34	$177,084	$(220,978)	$(43,860)
Net loss	-	-	-	-	-	(62,939)	(62,939)
Balance - December 31, 2020	-	-	5,664,989	34	177,084	(283,917)	(106,799)
Issuance common stock in cash	-	-	1,344,000	8	67,192	-	67,200
Net loss	-	-	-	-	-	(76,373)	(76,373)
Balance - December 31, 2021	-	$-	7,008,989	$42	$244,276	$(360,290)	$(115,972)

The accompanying notes are an integral part of these financial statements.

QIANSUI INTERNATIONAL GROUP CO. LTD.

Statements of Cash Flows

	Year Ended
	December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(76,373)	$(62,939)
Adjustments to reconcile net loss to net cash used in operations:
Stockholder advances funding operations	68,782	66,148
Changes in operating assets and liabilities:
Prepaid expense	(1,588)	-
Accounts payable and accrued expenses	(4,360)	(7,777)
Accrued interest - related party	13,539	4,568
Net cash used in operating activities	-	-

Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$24,762	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activity
Issuance of promissory note- related party for settlement of note payable - related party	$-	$76,060
Issuance of Common stock to investors	$67,200	$-
Repayment of promissory note -related party from sales proceeds of common stock	$42,465	$-
Repayment of accrued interest -related party from sales proceeds of common stock	$24,735	$-

The accompanying notes are an integral part of these financial statements

QIANSUI INTERNATIONAL GROUP CO. LTD.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS, AND GOING CONCERN

Qiansui International Group, Co, Ltd. (“Qiansui” or “the Company”) began its existence as the Pacific Development Corporation which was incorporated under the laws of the State of Colorado on September 21, 1992. On May 23, 2000, though a re-incorporation, the Company and Cheshire Holdings Inc. were merged into a single corporation existing under the laws of the State of Delaware. Effective January 14, 2021, the Company changed its name to from Ariel Clean Energy Inc. to Qiansui International Group Co. Ltd. On that same date, the Company effected a reverse split of our outstanding Class A common stock at a ratio of one (1) post-split share for each twenty (20) pre-split shares. All shares in these financial statements and notes retroactively reflect this reverse stock split.

The Company is currently a shell company as defined in Rule 405 of the Securities Act and is seeking new business opportunities with established business entities for merger with or acquisition of a target business.

Going concern and Liquidity Considerations

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of $360,290. The Company will be dependent upon the raising of additional capital through placement of common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with FASB ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2021 and 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2021, and 2020, as there are no potential shares outstanding that would have a dilutive effect.

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

No preferred stock was issued or outstanding as of December 31, 2021 and 2020.

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

During December 31, 2021, the Company issued 1,344,000 shares of Class A common stock for $67,200 at $0.05 per share to various investors. The $67,200 in proceeds were collected directly from the investors by Mr. Yu Yang. The proceeds were not remitted to the Company but instead were touted as partial repayment of the related party's promissory note.

There were 7,008,989 and 5,664,989 shares of Class A common stock issued and outstanding at December 31, 2021 and 2020, respectively.

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

There were no Class B Common Stock issued or outstanding as of December 31, 2021 and 2020.

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

The income tax (benefit) provision consists of the following:

	December 31,	December 31,
	2021	2020
Net loss before income tax	$(76,373)	$(62,939)
Tax rate	21%	21%

Income tax expense (benefit) at statutory rate	$(16,038)	$(13,217)
Less: change in valuation allowance	16,038	13,217
Net deferred tax asset	$-	$-

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recorded for tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2021	2020
Net operating loss carryforward	$74,949	$58,911
Less: valuation allowance	(74,949)	(58,911)
Net deferred tax asset	$-	$-

The reconciliation of the effective income tax rate to the U.S. federal statutory rate as of December 31, 2021, and 2020:

	As of December 31,
	2021	2020
Federal income tax rate	21%	21%
Increase in valuation allowance	(21%)	(21%)
Effective income tax rate	0.0%	0.0%

At December 31, 2021, the Company had $360,000 of the U.S. net operating losses (the “U.S. NOLs”), which begin to expire beginning in 2034. NOLs generated in tax years prior to December 31, 2018, can be carryforward for twenty years, whereas U.S. NOLs generated after December 31, 2018, can be carryforward indefinitely.

The Company assesses the likelihood that deferred tax assets will not be realized. FASB ASC Topic 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2021, and 2020.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of comprehensive loss. As of January 1, 2021, the Company had no unrecognized tax benefits and no charge during 2021, and accordingly, the Company did not recognize any interest or penalties during 2021 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2021.

The Company has not completed its evaluation of U.S. NOL utilization limitation under IRC Section 382, change of ownership rules, but believes that it had a change of ownership that would limit the amount of U.S. NOLs that could be utilized each year based on the “Internal Revenue Code, as Amended.”

The last year that the Company filed its income tax return was for the tax year ended December 31, 2020. The Company’s tax returns are subject to examination by tax authorities beginning with the year ended December 31, 2017.

NOTE 5 - RELATED-PARTY TRANSACTIONS

Due to related party

During the year ended December 31, 2020, a corporation controlled by the Company’s former officer paid operating expenses totaling $51,721, respectively on behalf of the Company. Unpaid balances were due on demand and accrue an annual interest rate of 12%. For the year ended December 31, 2020, the Company accrued interest of $2,209.

On September 30, 2020, pursuant to the change of control, a corporation controlled by the Company’s former officer assigned to Mr. Yang all of its rights, titles and interests in and to certain loans made by it to the Company totaling $85,229 (principal of $76,060 and accrued interest of $9,169).

During the years ended December 31, 2021 and 2020, the Company’s officer paid operating expenses totaling $68,782 and $14,427 on behalf of the Company, which amounts for the year ended December 31, 2021, are included in the promissory note between the parties. As of December 31, 2020, the Company recorded amounts due to related party (other than the promissory note discussed below) of $14,427.

Promissory note

As of December 31, 2021 and 2020, the Company issued a promissory note to Mr. Yang, the majority shareholder and sole officer and director of the Company. The amount was originally due to a corporation controlled by the Company’s former officer of the Company which, as discussed above, was assigned to Mr. Yang upon the change of control. The promissory note is payable on demand and accrues interest at annual rate of 12%. During the year ended December 31, 2021, the Company paid $42,465 in principal and $24,735 in accrued interest to note holder under the outstanding promissory note. For the years ended December 31, 2021 and 2020, the Company accrued interest of $13,539 and $4,568, respectively under the promissory note. As of December 31, 2021 and 2020, under the promissory note, the Company has recorded outstanding principal of $116,804 and $76,060 and accrued interest payable of $332 and $11,528, respectively.

The Company plans to pay the remaining note payable and accrued interest as cash flows become available.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of December 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013), which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

While these control deficiencies did not result in any audit adjustments to our 2021 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2021, other than the change in ownership, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our officers and directors.

Name	Age	Position

Yu Yang	40	President, CEO and Director

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

Item 11. Executive Compensation.

DIRECTOR AND OFFICER COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our sole officer and director by the Company during the years ended December 31, 2021 and 2020 in all capacities:

Name and Position	Year	Salary	Bonus	Stock Award(s)	Option|Awards	All Other Compensation	Total
Yu Yang, President	2021	None	None	None	None	None	None
CEO and Director	2020	None	None	None	None	None	None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Class A Common Stock as of June 27, 2022 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.

Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the issuer unless otherwise noted. The percentage of common stock held by each listed person is based on 7,008,989 shares of our Class A Common Stock outstanding as of June 27, 2022. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person. Unless stated otherwise, the address of each shareholder is the address of the Company.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Officers and Directors
Yu Yang (1)	4,580,551	65.4%
All officers and directors as a group (1 individual)	4,580,551	65.4%

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

During the years ended December 31, 2021 and 2020, the Company’s officer paid operating expenses totaling $68,782 and $14,427 on behalf of the Company, which amounts for the year ended December 31, 2021, are included in the promissory note between the parties. For the years ended December 31, 2021 and 2020, the Company accrued interest of $13,539 and $4.568, respectively under the promissory note. During the year ended December 31, 2021, the Company paid $42,465 in principal and $24,735 in accrued interest to note holder under the outstanding promissory note. As of December 31, 2021 and 2020, under the promissory note, the Company has recorded outstanding principal of $116,804 and $76,060 and accrued interest payable of $332 and $11,528, respectively.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

 Director Independence:

 Our Class A common stock is currently quoted on the OTC-Pink which does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a) (15) which indicates that a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Based on those widely-accepted criteria, we have determined that our sole director Mr. Yang is not independent as he also serves as the sole officer of the Company.

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

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2021	$17,500	Morison Cogen LLP
2020	$5,000	Morison Cogen LLP
2020	$6,500	DALE MATHESON CARR-HILTON LABONTE LLP

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

 PART IV.

 PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Index

3.1 (i)	Articles of Incorporation (1)

3.1 (ii)	Merger Agreement(2)

3.1 (iii)	Restated Articles of Incorporation(3)

3.1 (iv)	Certificate of Amendment to Certificate of Incorporation(4)

3.2 (i)	By-Laws(5)

3.2 (ii)	Restated By Laws(6)

23	Consent of Shanxi Songyue Law Firm*

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

______________

(1)	Filed as Exhibit 3.1 to the Company’s Form 10 filed on October 15, 2010.

(2)	Filed as Exhibit 2.1 to the Company’s Form 8-K filed on November 2, 2012.

(3)	Filed as Exhibit 3.1 to the Company’s Form 8-K filed on November 2, 2012.

(4)	Filed as Exhibit 3.1(ii) to the Company’s Form 8-K filed on January 2, 2021.

(5)	Filed as Exhibit 3.2 to the Company’s Form 10 filed on October 15, 2010.

(6)	Filed as Exhibit 3.2 1 to the Company’s Form 8-K filed on November 2, 2012.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Qiansui International Group Co. Ltd.

Dated: June 27, 2022	By:	/s/ Yu Yang
Yu Yang
President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yu Yang	President, CEO and Director	June 27, 2022
Yu Yang	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

