Form 10-Q
period 2022-03-31
Qiansui International Group Co. Ltd.
filed 2022-07-20
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-54159

Qiansui International Group Co. Ltd.
(Exact name of registrant as specified in its charter)

Delaware	84-1209978
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7th Floor, Naiten Building, No. 1 Six Li Oiao, Fentai DistrictBeijing, China	100161
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,008,989 Class A common shares issued and outstanding as of July 19, 2022.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QIANSUI INTERNATIONAL GROUP CO. LTD.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$-	$-
Prepaid expense	10,000	1,588
Total current assets	10,000	1,588

Total assets	$10,000	$1,588

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,140	$424
Accrued interest - related party	3,969	332
Promissory note - related party	129,154	116,804
Total current liabilities	138,263	117,560

Total liabilities	138,263	117,560

Stockholders' deficit:
Preferred stock: 50,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Common stock Class A: 1,000,000,000 authorized; $0.000006 par value; 7,008,989 shares issued and outstanding	42	42
Common stock Class B: 200,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Additional paid-in capital	244,276	244,276
Accumulated deficit	(372,581)	(360,290)
Total stockholders' deficit	(128,263)	(115,972)
Total liabilities and stockholders' deficit	$10,000	$1,588

See the accompanying notes to the condensed financial statements.

QIANSUI INTERNATIONAL GROUP CO. LTD.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses:
General and administrative	$591	$3,443
Professional fees	8,064	958
Total operating expenses	8,655	4,401

Loss from operations	(8,655)	(4,401)

Other expense:
Interest expense	(3,636)	(3,046)
Total other expense	(3,636)	(3,046)

Net loss before provision for income taxes	(12,291)	(7,447)

Income tax benefit	-	-

Net loss	$(12,291)	$(7,447)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	7,008,989	5,664,989

See the accompanying notes to the condensed financial statements.

QIANSUI INTERNATIONAL GROUP CO. LTD.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three Months Ended March 31, 2022

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2021	-	$-	7,008,989	$42	$244,276	$(360,290)	$(115,972)
Net loss for the period	-	-	-	-	-	(12,291)	(12,291)
Balance - March 31, 2022	-	$-	7,008,989	$42	$244,276	$(372,581)	$(128,263)

For the Three Months Ended March 31, 2021

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2020	-	$-	5,664,989	$34	$177,084	$(283,917)	$(106,799)
Net loss for the period	-	-	-	-	-	(7,447)	(7,447)
Balance - March 31, 2021	-	$-	5,664,989	$34	$177,084	$(291,364)	$(114,246)

See the accompanying notes to the condensed financial statements.

QIANSUI INTERNATIONAL GROUP CO. LTD.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(12,291)	$(7,447)
Adjustments to reconcile net loss to net cash used in operations:
Stockholder advances funding operations	12,350	7,033
Changes in operating assets and liabilities:
Prepaid expense	(8,412)	-
Accounts payable	4,716	(2,605)
Accrued interest - related party	3,637	3,019
Net cash used in operating activities	-	-

Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$27
Cash paid for taxes	$-	$-

See the accompanying notes to the condensed financial statements.

QIANSUI INTERNATIONAL GROUP CO. LTD.

Notes to the Unaudited Financial Statements

March 31, 2022

NOTE 1 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of $372,581. The Company will be dependent upon the raising of additional capital through placement of common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the results of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31,2021 as filed with the SEC on June 27,2022.

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

Loan Payable

During the three months ended March 31,2022 the Company’s officer paid operating expenses totaling $12,350 on behalf of the Company, which amounts for the period ended March 31,2022 are included in the promissory note between the parties. The payable is on demand, unsecured and accrues an annual interest rate of 12%.

Promissory Note

On December 31,2021 the Company issued a promissory note to the majority shareholder, sole officer and director of the Company, for principal of $116,804 and accrued interest of $332. The amount was originally due to a corporation controlled by the Company’s former officer of the Company and operating expenses paid by the Company’s officer. The promissory note is payable on demand and accrue an annual interest rate of 12%.

For the three months ended March 31,2022 and 2021, the Company accrued interest of $3,636 and $3,019, respectively. As of March 31,2022, and December 31, 2021, the Company has recorded outstanding principal of $129,154 and $116,804 and accrued interest payable of $3,969 and $332, respectively.

The Company plans to pay the note payable and accrued interest as cash flows become available.

NOTE 4 – INCOME TAXES

Income tax expense was $0 for the three months ended March 31,202, and 2021.

As of January1,2022 the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2022 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended March 31,2022 and there was no accrual for uncertain tax positions as of March 31,2022. Tax years from 2017 through 2021 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31,2022 and 2021, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

Results of Operations

                The Company has not conducted any active operations during the quarter ended March 31, 2022. No revenue has been generated by the Company within such period. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, or purchase assets which are currently producing income, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to locate suitable acquisition candidates.

For the three months ended March 31, 2022 compared to three months ended March 31, 2021.

	Three Months Ended
	March 31,
	2022	2021
Revenue	$-	$-
Total operating expenses	8,655	4,401
Other expenses	3,636	3,046
Net loss	$12,291	$7,447

Our operating expenses for the three months ended March 31,2022 were $8,655 compared to $4,401 for the same period in 2021. The increase in operating expenses was primarily a result of an increase in professional fees related to audit and accounting fees due to the suspension of our filings with the Securities and Exchange Commission.

Other expenses for the three months ended March 31,2022 and 2021 consists of interest expenses of $3,636 and $3,046, respectively, related to notes payable to a related party.

Consequently, we incurred a net loss of $12,291 and $7,447 for the three months ended March 31,2022 and 2021, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of March 31,2022 and December 31, 2021, respectively.

Working Capital

	March 31,	December 31,
	2022	2021
Total Current Assets	$10,000	$1,588
Total Current Liabilities	138,263	117,560
Working Capital (Deficiency)	$(128,263)	$(115,972)

As at March 31, 2022 and December 31, 2021, our total assets were $10,000 and $1,588, respectively, in both cases consisting of prepaid expense.

As at March 31, 2022 and December 31, 2021, we had total current liabilities of $138,263 and $117,560, respectively.

As at March 31, 2022 and December 31, 2021, we had working capital deficiency of $128,263 and $115,972, respectively. The increase in working capital deficiency was $12,291. This was mainly driven by an increase in amounts due to a related party offset by decrease in accounts payable.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2022, net cash flows used in operating activities was nil, consisting of a net loss of $12,291, reduced by amounts due to related party of $12,350, accrued interest-related party of $3,637 and accounts payable of $4,716 and increased by prepaid expense of $8,412. For the three months ended March 31, 2021, net cash flows used in operating activities was nil, consisting of a net loss of $7,447, reduced by an increase in amounts due to related party of $7,033, accrued interest-related party of $3,019 and increased by a decrease in accounts payable of $2,605.

Cash Flows from Financing Activities

We did not receive any cash from financing activities for the three months ended March 31,2022 and 2021.

Investing Activities

We did not use any cash in investing activities for the three months ended March 31,2022 and 2021.

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

Capital Resources

We had no material commitments for capital expenditures as of March 31, 2022.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of March 31, 2022.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31,2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QIANSUI INTERNATIONAL GROUP CO. LTD.
(Registrant)

Dated: July 19, 2022	By:	/s/ Yu Yang
Yu Yang
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

