Form 10-Q
period 2022-06-30
Qiansui International Group Co. Ltd.
filed 2022-07-20
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

______________________________________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,008,989 Class A common stock issued and outstanding as of July 19, 2022.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QIANSUI INTERNATIONAL GROUP CO. LTD.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$-	$-
Prepaid expense	-	1,588
Total current assets	-	1,588

Total assets	$-	$1,588

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$923	$424
Accrued interest - related party	8,075	332
Promissory note - related party	144,355	116,804
Total current liabilities	153,353	117,560

Total liabilities	153,353	117,560

Stockholders' deficit:
Preferred stock: 50,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Common stock Class A: 1,000,000,000 authorized; $0.000006 par value; 7,008,989 shares issued and outstanding	42	42
Common stock Class B: 200,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Additional paid-in capital	244,276	244,276
Accumulated deficit	(397,671)	(360,290)
Total stockholders' deficit	(153,353)	(115,972)
Total liabilities and stockholders' deficit	$-	$1,588

See the accompanying notes to the condensed financial statements.

QIANSUI INTERNATIONAL GROUP CO. LTD.

Condensed Statements Of Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:
General and administrative	$284	$170	$875	$3,613
Professional fees	20,700	-	28,764	958
Total operating expenses	20,984	170	29,639	4,571

Loss from operations	(20,984)	(170)	(29,639)	(4,571)

Other expense:
Interest expense	(4,106)	(2,915)	(7,742)	(5,961)
Total other expense	(4,106)	(2,915)	(7,742)	(5,961)

Net loss before provision for income taxes	(25,090)	(3,085)	(37,381)	(10,532)

Income tax benefit	-	-	-	-

Net loss	$(25,090)	$(3,085)	$(37,381)	$(10,532)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	7,008,989	5,664,989	7,008,989	5,664,989

See the accompanying notes to the condensed financial statements.

QIANSUI INTERNATIONAL GROUP CO. LTD.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Six Months Ended June 30, 2022

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2021	-	$-	7,008,989	$42	$244,276	$(360,290)	$(115,972)
Net loss for the period	-	-	-	-	-	(12,291)	(12,291)
Balance - March 31, 2022	-	-	7,008,989	42	244,276	(372,581)	(128,263)
Net loss for the period	-	-	-	-	-	(25,090)	(25,090)
Balance - June 30, 2022	-	$-	7,008,989	$42	$244,276	$(397,671)	$(153,353)

For the Six Months Ended June 30, 2021

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2020	-	$-	5,664,989	$34	$177,084	$(283,917)	$(106,799)
Net loss for the period	-	-	-	-	-	(7,447)	(7,447)
Balance - March 31, 2021	-	-	5,664,989	34	177,084	(291,364)	(114,246)
Net loss for the period	-	-	-	-	-	(3,085)	(3,085)
Balance - June 30, 2021	-	$-	5,664,989	$34	$177,084	$(294,449)	$(117,331)

See the accompanying notes to the condensed financial statements.

QIANSUI INTERNATIONAL GROUP CO. LTD.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(37,381)	$(10,532)
Adjustments to reconcile net loss to net cash used in operations:	-
Stockholder advances funding operations	27,551	11,729
Changes in operating assets and liabilities:
Prepaid expense	1,588	(4,351)
Accounts payable	499	(2,780)
Accrued interest - related party	7,743	5,934
Net cash used in operating activities	-	-

Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$27
Cash paid for taxes	$-	$-

See the accompanying notes to the condensed financial statements.

QIANSUI INTERNATIONAL GROUP CO. LTD.

Notes to the Unaudited Financial Statements

June 30, 2022

NOTE 1 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of $397,671. The Company will be dependent upon the raising of additional capital through placement of common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

Loan Payable

During the six months ended June 30,2022 the Company’s officer paid operating expenses totaling $27,551 on behalf of the Company, which amounts for the period ended June 30,2022 are included in the promissory note between the parties. The payable is on demand, unsecured and accrues an annual interest rate of 12%.

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

For the three and six months ended June 30,2022, the Company accrued interest of $4,106 and $7,742, respectively. For the three and six months ended June 30,2021, the Company accrued interest of $2,915 and $5,934, respectively. As of June 30,2022, and December 31, 2021, the Company has recorded outstanding principal of $144,355 and $116,804 and accrued interest payable of $8,075 and $332, respectively.

The Company plans to pay the note payable and accrued interest as cash flows become available.

NOTE 4 – INCOME TAXES

Income tax expense was $0 for the six months ended June 30,202, and 2021.

As of January1,2022 the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2022 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the six months ended June 30,2022 and there was no accrual for uncertain tax positions as of June 30,2022. Tax years from 2017 through 2021 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and six months ended June 30,2022 and 2021, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

Results of Operations

The Company has not conducted any active operations during the quarter ended June 30, 2022. No revenue has been generated by the Company within such period. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, or purchase assets which are currently producing income, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to locate suitable acquisition candidates.

For the three months ended June 30, 2022 compared to three months ended June 30, 2021.

	Three Months Ended
	June 30,
	2022	2021
Revenue	$-	$-
Total operating expenses	20,984	170
Other expenses	4,106	2,915
Net loss	$25,090	$3,085

Our operating expenses for the three months ended June 30, 2022 were $20,984 compared to $170 for the same period in 2021. The increase in operating expenses was primarily a result of an increase in professional fees related to audit and accounting fees due to the suspension of our filings with the Securities and Exchange Commission.

Other expenses for the three months ended June 30, 2022 and 2021 consists of interest expenses of $4,106 and $2,915, respectively, related to a note payable to a related party.

Consequently, we incurred a net loss of $25,090 and $3,085 for the three months ended June 30, 2022 and 2021, respectively.

For the six months ended June 30,2022 compared to six months ended June 30, 2021.

	Six Months Ended
	June 30,
	2022	2021
Revenue	$-	$-
Total operating expenses	29,639	4,571
Other expenses	7,742	5,961
Net loss	$37,381	$10,532

Our operating expenses for the six months ended June 30, 2022 were $29,634 compared to $4,571 for the same period in 2021. The increase in operating expenses was primarily a result of an increase in professional fees related to audit and accounting fees due to the suspension of our filings with the Securities and Exchange Commission.

Other expenses for the six months ended June 30, 2022 and 2021 consists of interest expenses of $7,742 and $5,961, respectively, related to a note payable to a related party.

Consequently, we incurred a net loss of $37,381 and $10,532 for the six months ended June 30,2022 and 2021, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of June 30, 2022 and December 31, 2021, respectively.

Working Capital

	June 30,	December 31,
	2022	2021
Total Current Assets	$-	$1,588
Total Current Liabilities	153,353	117,560
Working Capital (Deficiency)	$(153,353)	$(115,972)

As at June 30, 2022 and December 31, 2021, our total assets were $nil and $1,588, respectively, in both cases consisting of prepaid expense.

As at June 30, 2022 and December 31, 2021, we had total current liabilities of $153,353 and $117,560, respectively.

As at June 30, 2022 and December 31, 2021, we had working capital deficiency of $153,353 and $115,972, respectively. The increase in working capital deficiency was $37,381. This increase was mainly driven by an increase in amounts due to a related party.

Cash Flows from Operating Activities

We have not generated cash flows from operating activities. For the six months ended June 30, 2022, net cash flows used in operating activities was nil, consisting of a net loss of $37,381, reduced primarily by amounts advanced from a related party of $27,551, accrued interest-related party of $7,743, accounts payable of $499 and prepaid expense of $1,588. For the six months ended June 30, 2021, net cash flows used in operating activities was nil, consisting of a net loss of $10532, reduced primarily by amounts advanced from a related party of $11,729, accrued interest-related party of $5,934 and increased by a decrease in accounts payable of $2,780 and prepaid expense of $4,351.

Cash Flows from Financing Activities

We did not receive any cash from financing activities for the six months ended June 30, 2022 and 2021.

Investing Activities

We did not use any cash in investing activities for the six months ended June 30, 2022 and 2021.

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

Capital Resources

We had no material commitments for capital expenditures as of June 30, 2022.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QIANSUI INTERNATIONAL GROUP CO. LTD.
(Registrant)

Dated: July 20, 2022	By:	/s/ Yu Yang
Yu Yang
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

