Form 10-Q
period 2022-09-30
Qiansui International Group Co. Ltd.
filed 2022-12-02
CIK 1499684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

_____________________________________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,008,989 Class A common shares issued and outstanding as of November 28, 2022.

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

QIANSUI INTERNATIONAL GROUP CO. LTD.

UNAUDITED INTERIM FINANCIAL STATEMENTS

QIANSUI INTERNATIONAL GROUP CO. LTD.

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$-	$-
Prepaid expense	8,268	1,588
Total current assets	8,268	1,588

Total assets	$8,268	$1,588

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,148	$424
Accrued interest - related party	13,021	332
Promissory note - related party	162,888	116,804
Total current liabilities	181,057	117,560

Total liabilities	181,057	117,560

Stockholders' deficit:
Preferred stock: 50,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Common stock Class A: 1,000,000,000 authorized; $0.000006 par value; 7,008,989 shares issued and outstanding	42	42
Common stock Class B: 200,000,000 authorized; $0.000006 par value; no shares issued and outstanding	-	-
Additional paid-in capital	244,276	244,276
Accumulated deficit	(417,107)	(360,290)
Total stockholders' deficit	(172,789)	(115,972)
Total liabilities and stockholders' deficit	$8,268	$1,588

See the accompanying notes to the condensed financial statements.

QIANSUI INTERNATIONAL GROUP CO. LTD.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
General and administrative	$290	$271	$1,165	$3,884
Professional fees	14,200	36,953	42,964	37,911
Total operating expenses	14,490	37,224	44,129	41,795

Loss from operations	(14,490)	(37,224)	(44,129)	(41,795)

Other expense:
Interest expense	(4,946)	(3,442)	(12,688)	(9,403)
Total other expense	(4,946)	(3,442)	(12,688)	(9,403)

Net loss before provision for income taxes	(19,436)	(40,666)	(56,817)	(51,198)

Income tax benefit	-	-	-	-

Net loss	$(19,436)	$(40,666)	$(56,817)	$(51,198)

Basic and dilutive net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	7,008,989	5,664,989	7,008,989	5,664,989

See the accompanying notes to the condensed financial statements.

QIANSUI INTERNATIONAL GROUP CO. LTD.

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the Three and Nine Months Ended September 30, 2022

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2021	-	$-	7,008,989	$42	$244,276	$(360,290)	$(115,972)
Net loss for the period	-	-	-	-	-	(12,291)	(12,291)
Balance - March 31, 2022	-	-	7,008,989	42	244,276	(372,581)	(128,263)
Net loss for the period	-	-	-	-	-	(25,090)	(25,090)
Balance - June 30, 2022	-	-	7,008,989	42	244,276	(397,671)	(153,353)
Net loss for the period	-	-	-	-	-	(19,436)	(19,436)
Balance - September 30, 2022	-	$-	7,008,989	$42	$244,276	$(417,107)	$(172,789)

For the Three and Nine Months Ended September 30, 2021

	Preferred Stock		Class A Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2020	-	$-	5,664,989	$34	$177,084	$(283,917)	$(106,799)
Net loss for the period	-	-	-	-	-	(7,447)	(7,447)
Balance - March 31, 2021	-	-	5,664,989	34	177,084	(291,364)	(114,246)
Net loss for the period	-	-	-	-	-	(3,085)	(3,085)
Balance - June 30, 2021	-	-	5,664,989	34	177,084	(294,449)	(117,331)
Net loss for the period	-	-	-	-	-	(40,666)	(40,666)
Balance - September 30, 2021	-	$-	5,664,989	$34	$177,084	$(335,115)	$(157,997)

See the accompanying notes to the condensed financial statements.

QIANSUI INTERNATIONAL GROUP CO. LTD.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(56,817)	$(51,198)
Adjustments to reconcile net loss to net cash used in operations:	-
Stockholder advances funding operations	46,084	43,084
Changes in operating assets and liabilities:
Prepaid expense	(6,680)	(2,500)
Accounts payable	4,724	1,239
Accrued interest - related party	12,689	9,375
Net cash used in operating activities	-	-

Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$27
Cash paid for taxes	$-	$-

See the accompanying notes to the condensed financial statements.

QIANSUI INTERNATIONAL GROUP CO. LTD.

Notes to the Unaudited Financial Statements

September 30, 2022

NOTE 1 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has an accumulated deficit of $417,107. The Company will be dependent upon the raising of additional capital through placement of common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the results of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on June 27, 2022.

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

Loan Payable

During the nine months ended September 30, 2022, the Company’s officer paid operating expenses totalling $46,084 on behalf of the Company, which amounts for the period ended September 30, 2022 are included in the promissory note between the parties. The payable is on demand, unsecured and accrues an annual interest rate of 12%.

Promissory Note

On December 31, 2021, the Company issued a promissory note to the majority shareholder, sole officer and director of the Company, for principal of $116,804 and accrued interest of $332. The amount was originally due to a corporation controlled by the Company’s former officer of the Company and operating expenses paid by the Company’s officer. The promissory note is payable on demand and accrue an annual interest rate of 12%.

For the three and nine months ended September 30, 2022, the Company accrued interest of $4,946 and $12,688, respectively. For the three and nine months ended September 30, 2021, the Company accrued interest of $3,442 and $9,403, respectively. As of September 30, 2022, and December 31, 2021, the Company has recorded outstanding principal of $162,888 and $116,804 and accrued interest payable of $13,021 and $332, respectively.

The Company plans to pay the note payable and accrued interest as cash flows become available or if agreeable to the maker, convert the promissory note to common stock of the Company.

NOTE 4 – INCOME TAXES

Income tax expense was $0 for the three and nine months ended September 30, 2022 and 2021, respectively.

As of January 1, 2022, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2022 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the nine months ended September 30, 2022 and there was no accrual for uncertain tax positions as of September 30, 2022. Tax years from 2017 through 2021 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and nine months ended September 30, 2022 and 2021, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

Investors, however,  should be aware that legal and operational risks exist if the Company were to acquire a PRC or Hong Kong subsidiary. Depending on the nature of the business acquired, the PRC government may exert a significant amount of control and/or regulation on the PRC operating entity. This regulation and/or control could result in a material change our company’s post-combination operations and the value of common stock held by investors. It also could significantly limit or completely hinder our ability to offer or continue to offer securities to investors. Furthermore, it could cause the value of such securities to significantly decline or be worthless.  Recently, the PRC government initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a VIE, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. We do not believe that we will be directly subject to these regulatory actions or statements, as we will not create a VIE structure post merger transaction, and any operating business acquired or developed will not involve the collection of user data, implicate cybersecurity, or involve any other type of restricted industry. Nonetheless, any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to government review could significantly limit or completely hinder our ability to offer or continue to offer securities to foreign investors and list on a US or foreign exchange and also could cause the value of such securities to significantly decline or be worthless. Because these statements and regulatory actions are new, however, it is highly uncertain how soon legislative or administrative regulation making bodies in China will respond to them, or what existing or new laws or regulations will be modified or promulgated, if any, or the potential impact such modified or new laws and regulations will have on our daily business operations or our ability to accept foreign investments and list on an U.S. exchange.

Results of Operations

The Company has not conducted any active operations during the quarter ended September 30, 2022. No revenue has been generated by the Company within such period. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, or purchase assets which are currently producing income, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to locate suitable acquisition candidates.

The following summary of our results of operations should be read in conjunction with our financial statements for the nine ended September 30, 2022, which are included herein.

Our operating results for the nine months ended September 30, 2022 and 2021 and the changes between those periods for the respective items are summarized as follows:

For the three months ended September 30, 2022 compared to three months ended September 30, 2021.

	Three Months Ended
	September 30,
	2022	2021	Changes
Revenue	$-	$-	$-
Operating expenses	14,490	37,224	(22,734)
Other expenses	4,946	3,442	1,504
Net loss	$19,436	$40,666	$(21,230)

During the three months ended September 30, 2022 and 2021, no operating revenues were recorded.

Our operating expenses for the three months ended September 30, 2022 were $14,490 compared to $37,224 for the same period in 2021. The decrease in operating expenses was primarily a result of a decrease in professional fees related to audit and accounting fees due to the delay of our filings with the Securities and Exchange Commission.

Other expenses for the three months ended September 30, 2022 and 2021 consists of interest expenses of $4,946 and $3,442, respectively, related to a note payable to a related party.

Consequently, we incurred a net loss of $19,436 and $40,666 for the three months ended September 30, 2022 and 2021, respectively.

For the nine months ended September 30, 2022 compared to nine months ended September 30, 2021.

	Nine Months Ended
	September 30,
	2022	2021	Changes
Revenue	$-	$-	$-
Operating expenses	44,129	41,795	2,334
Other expenses	12,688	9,403	3,285
Net loss	$56,817	$51,198	$5,619

During the nine months ended September 30, 2022 and 2021, no operating revenues were recorded.

Our operating expenses for the nine months ended September 30, 2022 were $44,129 compared to $41,795 for the same period in 2021. The increase in operating expenses was primarily a result of an increase in professional fees related to audit and accounting fees partially offset by a decrease in general and administrative expenses.

Other expenses for the nine months ended September 30, 2022 and 2021 consists of interest expenses of $12,688 and $9,403, respectively, related to a note payable to a related party.

Consequently, we incurred a net loss of $56,817 and $51,198 for the nine months ended September 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of September 30, 2022 and December 31, 2021, respectively.

Working Capital

	September 30,	December 31,
	2022	2021	Changes
Total Current Assets	$8,268	$1,588	$6,680
Total Current Liabilities	181,057	117,560	63,497
Working Capital (Deficiency)	$(172,789)	$(115,972)	$(56,817)

As at September 30, 2022 and December 31, 2021, our Company’s cash balance was $0, respectively.

As at September 30, 2022 and December 31, 2021, our total assets were $8,268 and $1,588, respectively, in both cases consisting of prepaid expense.

As at September 30, 2022 and December 31, 2021, we had total current liabilities of $181,057 and $117,560, respectively.

As at September 30, 2022 and December 31, 2021, we had working capital deficiency of $172,789 and $115,972, respectively. The increase in working capital deficiency was $56,817. This increase was mainly driven by an increase in amounts due to a related party.

Cash Flows from Operating Activities

We have not generated cash flows from operating activities. For the nine months ended September 30, 2022, net cash flows used in operating activities was nil, consisting of a net loss of $56,817, reduced primarily by amounts advanced from a related party of $46,084, accrued interest-related party of $12,689, change in accounts payable of $4,724 and increased by an increase in prepaid expenses of $6,680. For the nine months ended September 30, 2021, net cash flows used in operating activities was nil, consisting of a net loss of $51,198, reduced primarily by amounts advanced from a related party of $43,084, accrued interest-related party of $9,375, change in accounts payable of $1,239 and increased by an increase in prepaid expense of $2,500.

Cash Flows from Financing Activities

We did not receive any cash from financing activities for the nine months ended September 30, 2022 and 2021.

Investing Activities

We did not use any cash in investing activities for the nine months ended September 30, 2022 and 2021.

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

Capital Resources

We had no material commitments for capital expenditures as of September 30, 2022.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by one individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QIANSUI INTERNATIONAL GROUP CO. LTD.
(Registrant)

Dated: December 2, 2022	By:	/s/ Yu Yang
Yu Yang
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

